Form 10-Q
period 2012-11-30
AMPERICO CORP
filed 2013-03-28
CIK 1554054

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-170091

AMPERICO CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	EIN 99-0374076 (IRS Employer Identification Number)

 42 Rockwood Crescent, Thornhill,

ON, L4J 7T2, CanadaTelephone:(416) 273-6501 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2012
Common Stock, $0.001	4,480,000

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	November 30, 2012 (unaudited)	May 31, 2012 (audited)
Current Assets:
Cash and cash equivalents	$ 13,685	$ 21,598

Total current assets	$ 13,685	$ 21,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Loan from director	$ -	$ 325

Total current liabilities	-	325

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized; 4,480,000 shares issued and outstanding	4,480	4,480
Additional paid in capital	17,320	17,320
Deficit accumulated during the development stage	(8,115)	(527)

Total stockholders’ equity	13,685	21,273

Total liabilities and stockholders’ equity	$ 13,685	$ 21,598

See accompanying notes to condensed financial statements.

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended November 30, 2012	Six Months Ended November 30, 2012	For the Period from December 20, 2011 (Inception) to November 30, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and administrative expenses	2,631	7,588	8,115

TOTAL OPERATING EXPENSES	2,631	7,588	8,115

NET LOSS FROM OPERATIONS	(2,631)	(7,588)	(8,115)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (2,631)	$ (7,588)	$ (8,115)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,480,000	4,480,000	3,893,285

See accompanying notes to condensed financial statements. .

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended November 30, 2012	For the Period from December 20, 2011 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,588)	$ (8,115)
CASH USED IN OPERATING ACTIVITIES	(7,588)	(8,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	21,800
Loan from director	-	325
Repayment of Director loan	(325)	(325)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(325)	21,800

Net increase (decrease) in cash and cash equivalents	(7,913)	13,685
Cash, beginning of period	21,598	-
Cash, end of period	$ 13,685	$ 13,685

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Amperico Corp. (“the Company”) was incorporated under the laws of the State of Nevada on December 20, 2011.  The Company is in the business of developing On-site Web-state analytical software designed to capture customer’s behavior and feedback on the visited websites.  This behavior and feedback will be analyzed and compared against key performance indicators, like marketing, in terms of a commercial context. The Company plans to develop an analytical service that will allow users of the software to compare and rank different websites within different categories of websites based on customer experience and opinion of the websites visited.  The behavior analysis and the ranking results will be submitted to website owners for optimization and improvement of their websites.

The Company’s headquarters are located in Ontario, Canada.  The Company has not generated any revenues or incurred any costs in implementing its operating strategies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company has adopted a May 31 fiscal year end.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Articles 10 of Regulation S-X.

The financial information as of May 31, 2012 is derived from the audited financial statements presented in the

Company’s Form S-1/A filed with SEC on December 26, 2012.  The unaudited condensed interim financial statement should be read in conjunction with the company’s Form S-1/A, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made with are necessary for a fair financial statement presentation.  The interim results for the period ended November 30, 2012 are not necessarily indicative of results for the full year.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  The company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of amounts due to its sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due to their length of maturity.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-

than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the period from December 20, 2011 (Inception) through November 30, 2012.

Recent Accounting Pronouncements

Because the Company has been recently organized and has not commenced operations, the new accounting standards have no significant impact on the financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – COMMON STOCK

On January 9, 2012, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share.

On April 12, 2012, the Company issued 1,080,000 shares of common stock for cash proceeds of $10,800 at $0.01 per share.

On May 14, 2012, the Company issued 400,000 shares of common stock for cash proceeds of $8,000 at $0.02 per share.

The Company had 4,480,000 shares of common stock issued and outstanding as of November 30, 2012.

NOTE 4 – RELATED PARTY TRANSACTION

The company owed its CEO, Alex Norton, a total of $325 as of August 31, 2012, in the form of an unsecured loan.  The note was fully repaid during the three months ended November 30, 2012.

NOTE 5 – INCOME TAXES

As of November 30, 2012 the Company had a net operating loss carry-forward of approximately $ 8,115 which can be used to offset future taxable income and begins to expire in 2031.  Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of November 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on December 20, 2011. We will offer our clients an On-site WebState analytical tool that will allow clients to perform web analytics including measurement, collection, analysis and reporting of internet data for purposes of optimizing and improving of web usage by potential customers.

Currently there are two categories of WebState analytics; Off-site and On-site.

Off-site web analytics refers to web measurement and analysis regardless of whether you own or maintain a website. It includes the measurement of a website's potential audience (opportunity), share of voice (visibility), and buzz (comments) that is happening on the Internet as a whole.

On-site web analytics measure a visitor's journey once on a specific website. This includes its drivers and conversions; for example, which landing pages encourage people to make a purchase. In online marketing a landing page is a single web page that appears in response to clicking on an advertisement. The landing page will usually display directed sales copy that is a logical extension of the advertisement or link.

Our On-site web analytical tool measures and collects data of the performance of a clients’ website in terms of a commercial context. This data is compared against key performance indicators for performance, and used to improve the client’s web site.

Our analytical tool includes a small program - applet, that is embedded in our client’s website to collect several parameters like traffic, stay time (the time a visitor spend looking at one page), number of clicks, number of returns to the same page, number of returns to the website, an active sales per 1,000 visits. Also the visitor will be able to provide structural and free form feedback on each page of the website. The small and not intrusive applet embedded on all pages of our client’s website will provide the means for sending the feedback to the Amperico’s database for WebState analytics and anonymous storage.

Information then will be analyzed, compared to the other websites in term of commercial context and a report with recommendations will be generated and sent back to the website owner. The report will contain an area of required improvements and recommendations based on the visitors’ feedback. By following our recommendations clients’ websites will get more visibility, traffic and eventually will lead to more sales.

Currently we do not have this database; at this point it is a technical proposal.

We’re planning to build and host the database by ourselves and use 3rd party for backup.

Marketing Our Services

Our plan in the next 12 months is to advertise our services on the Internet as well as by sending out regular e-letters and special promotions to our new and existing clients.

We also plan referral agreements with various Internet analyzing companies in order to generate an additional revenue.

Contract for WebPage Analytical Services

We have executed a Contract for WebPage Analytical Services with Telvid Inc based in Thornhill, ON, Canada (www.frbo.ca  “Telvid”). Telvid specializes in rental property advertisement and owns a network of several hundreds websites. Under the terms of the agreement we will provide Telvid a Website Feedback Applet to be integrated with applet ID for each Webpage where the applet is installed. We will send monthly report of customer feedback to the Telvid at the end of each calendar month. Other material terms of the agreement are as follows:

1. Telvid shall pay us a monthly fee $ 0.99 USD per webpage where the applet is installed.
2. Payment is due within 30 days since invoice issue date.
3. The applet is a property of the Amperico.

4. All knowledge and information acquired during the term of this Contract with respect to the business and products of the client will be treated by

    Amperico as confidential until and unless stipulated by Tlvid.

5. This contract can be modified orally or in writing by agreement of both parties.

6. Either party may terminate this contract by giving a 30 days’ notice in writing.

7. Contract is in effect since March 24, 2012.

We have not delivered any services or products to Telvid to date.

Website Marketing Strategy

We plan to develop a website to market and display our services. To accomplish this, we plan to contract an independent web designing company. Our website will describe our services in detail, show our contact information, and include some general information and description of our services.

We intend to promote our website by displaying it on our business cards. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines and advertising on related websites.

Revenue

There are several ways how the company will generate its profit.

Revenue from direct sales of the service to the Website owners

Direct sales of the services to the Website owners will be a primary source of the company revenue.

Special information collecting applets will be sold to website owners who desire to increase web traffic and improve web site appearance.

There are three versions of the applet: Basic, Professional and Enterprise--depending on the needs of the customer.

The selling price of the basic version is $0.99 USD per web page per month

Basic version includes visitor activity statistics, page navigation tracing, number of clicks and mouse movement topography.

The selling price of the Professional version is $2.99 USD per page per month.

Professional version includes all features of the basic version plus visitor feedback.

The selling price of the Enterprise version is $14.99 USD per page per month.

Professional version includes all features of the professional version plus analysis of the traffic including geographical locations of the customers.

Also comparison repost with other similar website will be issued monthly.

Referral commissions Revenue

Referral commissions will be the secondary source of the revenue.

Some perspective customers, who wish to use services of other providers, will be referred to those companies. The company receiving the referral will pay a commission to Amperico Corp. for each referral and additional fees if a customer actually subscribes to their services. The commission may range from 5% to 10% of the total amount paid by the customer.

Web Advertising Revenue

Web advertising will be an additional source of Company revenue.

The basic applet will contain a certain amount of space allocated for advertising.

The applet works on a background gathering information about user actions on the specific web page and normally not visible to the public until feedback button is clicked. Once it is clicked the applet becomes visible with the several feedback options. The frame (bezel) of the applet has space for small advertisements.

The applet size is about a quarter of the whole screen. It has two buttons: “Send feedback” and “Cancel” by clicking “Cancel” button the applet window becomes closed.

This space may be sold according to the current market price for similar products.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Periods Ended November 30, 2012

Our net loss for the three months period ended November 30, 2012 was $ 2,631.  During the three months periods ended November 30, 2012 we have not generated any revenue.

During the three months period ended November 30, 2012, our operating expenses were general and administrative expenses $2,631. The weighted average number of shares outstanding was 4,480,000 for the three months period ended November 30, 2012.

Our net loss for the six months period ended November 30, 2012 was $ 7,588.  During the six months period ended November 30, 2012 we have not generated any revenue.

During the six months period ended November 30, 2012, our operating expenses were general and administrative expenses $ 7,588.  The weighted average number of shares outstanding was 4,480,000 for the six months period ended November 30, 2012.

Liquidity and Capital Resources

As at November 30, 2012, our total assets were $13,685 compared to $21,598 in total assets at May 31, 2012. Total assets were comprised of $13,685 in cash.  Our current liabilities were $0.

Stockholders’ equity was $ 13,685 as of November 30, 2012 compare to stockholders' equity of $ 21,273 as of May 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended November 30, 2012, net cash flows used in operating activities was $(7,588). For the period from inception (December 20, 2011) to November 30, 2012, net cash from operating activities was $(8,115).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended November 30, 2012, net cash used in financing activities was $(325). For the period from inception (December 20, 2011) to November 30, 2012, net cash provided by financing activities was $21,800 received from proceeds from issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of November 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amperico Corp.
Dated: March 27, 2013	By: /s/ Alex Norton
Alex Norton, President and Chief Executive Officer and Chief Financial Officer