Form 10-Q
period 2013-02-28
AMPERICO CORP
filed 2013-03-28
CIK 1554054

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

ON, L4J 7T2, Canada
Telephone:(416) 273-6501
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 28, 2013
Common Stock, $0.001	4,480,000

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	February 28, 2013 (unaudited)	May 31, 2012 (audited)
Current Assets:
Cash and cash equivalents	$ 6,240	$ 21,598

Total Current assets	$ 6,240	$ 21,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Loan from director	$ -	$ 325

Total Current liabilities	-	325

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized; 4,480,000 shares issued and outstanding	4,480	4,480
Additional paid in capital	17,320	17,320
Deficit accumulated during the development stage	(15,560)	(527)

Total stockholders’ equity	6,240	21,273

Total liabilities and stockholders’ equity	$ 6,240	$ 21,598

See accompanying notes to condensed financial statements.

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended February 28, 2013	From December 20, 2011 (Inception) to February 28, 2012	Nine Months Ended February 28, 2013	From December 20, 2011 (Inception) to February 28, 2013

REVENUES	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and administrative expenses	7,446	440	15,033	15,560

TOTAL OPERATING EXPENSES	7,446	440	15,033	15,560

NET LOSS FROM OPERATIONS	(7,446)	(440)	(15,033)	(15,560)

PROVISION FOR INCOME TAXES	-	-	0	0

NET LOSS	$ (7,446)	$ (440)	$ (15,033)	$ (15,560)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,480,000	2,241,667	4,480,000	4,014,119

See accompanying notes to condensed financial statements

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS (unaudited)

	Nine Months Ended February 28, 2013	For the Period from December 20, 2011 (Inception) to February 29, 2012	For the Period from December 20, 2011 (Inception) to February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (15,033)	$ (440)	$ (15,560)
CASH USED IN OPERATING ACTIVITIES	(15,033)	(440)	(15,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,600	21,800
Loan from director	(325)	325	325
Repayment of director loan	-		(325)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	325	6,925	21,800

Net increase (decrease) in cash and cash equivalents	(15,358)	6,485	6,240
Cash, beginning of period	21,598	-	-
Cash, end of period	$ 6,240	$ 6,485	$ 6,240

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to condensed financial statements.

AMPERICO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2013

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC” for interim financial information and with the instructions to Form 10-Q and Articles 10 of Regulation S-X.

The financial information as of May 31, 2012 is derived from the audited financial statements presented in the

Company’s Form S-1/A filed with SEC on December 26, 2012.  The unaudited condensed interim financial statement should be read in conjunction with the company’s Form S-1/A, which contains the audited financial statements and notes thereto.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made with are necessary for a fair financial statement presentation.  The interim results for the period ended February 28, 2013 are not necessarily indicative of results for the full year.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the period from December 20, 2011 (Inception) through February 28, 2013.

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

The Company had 4,480,000 shares of common stock issued and outstanding as of February 28, 2013.

NOTE 4 – INCOME TAXES

As of February 28, 2013 the Company had a net operating loss carry-forward of approximately $ 15,487 which can be used to offset future taxable income and begins to expire in 2031.  Should a change in ownership occur net operating loss carry forwards can be limited as to use in future years.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of February 28, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

10 | Page

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

11 | Page

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

Three Months Ended February 28, 2013 Compared to the Period from Inception Through February 28, 2012

Our net loss for the three months ended February 28, 2013 was $7,446, consisting of general and administrative expenses of $7,446.

Our net loss for the period from inception through February 28, 2012 was $440, consisting of general and administrative expenses of $440.

Nine Months Period Ended February 28, 2013 and from December 20, 2011 (Inception) to February 28, 2013

Our net loss for the nine months period ended February 28, 2013 was $ 15,033.  During the nine months periods ended February 28, 2013 we have not generated any revenue.

12 | Page

During the nine months period ended February 28, 2013, our operating expenses were general and administrative expenses $15,033.

Our net loss from December 20, 2011 (Inception) to February 28, 2013 was $ 15,560.  During the period we have not generated any revenue.

Since inception our operating expenses were general and administrative expenses of $ 15,560.

Liquidity and Capital Resources

As at February 28, 2013, our total assets were $6,240 compared to $21,598 in total assets at May 31, 2012. Total assets were comprised of $6,240 in cash.  Our current liabilities were $0.

Stockholders’ equity was $ 6,240 as of February 28, 2013 compare to stockholders' equity of $ 21,273 as of May 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended February 28, 2013, net cash flows used in operating activities was $(15,033). For the period from inception (December 20, 2011) to February 28, 2013, net cash from operating activities was $(15,560).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended February 28, 2013, net cash provided by financing activities was $325. For the period from inception (December 20, 2011) to February 28, 2013, net cash provided by financing activities was $21,800 received from proceeds from issuance of common stock.

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

13 | Page

be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of February 28, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

14 | Page

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amperico Corp.
Dated: March 27, 2013	By: /s/ Alex Norton
Alex Norton, President and Chief Executive Officer and Chief Financial Officer

16 | Page