Form 10-K
period 2013-05-31
AMPERICO CORP
filed 2013-08-29
CIK 1554054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File No. 333-182728

                                 AMPERICO CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                  4700                        EIN 99-0374076
(State or Other Jurisdiction of       (Primary Standard Industrial             (IRS Employer
Incorporation or Organization)           Classification Number)            Identification Number)

                              42 Rockwood Crescent,
                             Thornhill, ON, L4J 7T2
                                     Canada.
                               Tel: (775) 461-5130
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of May 31, 2012, the registrant had 4,480,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2013.

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1      Description of Business                                            3

ITEM 1A     Risk Factors                                                       4

ITEM 2      Description of Property                                            4

ITEM 3      Legal Proceedings                                                  4

ITEM 4      Submission of Matters to a Vote of Security Holders                4

                                     PART II

ITEM  5     Market for Common Equity and Related Stockholder Matters           4

ITEM  6     Selected Financial Data                                            5

ITEM  7     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          5

ITEM 7A     Quantitative and Qualitative Disclosures about Market Risk         7

ITEM 8      Financial Statements and Supplementary Data                        8

ITEM 9      Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          18

ITEM 9A(T)  Controls and Procedures                                           18

                                    PART III

ITEM 10     Directors, Executive Officers, Promoters and Control Persons
            of the Company                                                    19

ITEM 11     Executive Compensation                                            20

ITEM 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   21

ITEM 13     Certain Relationships and Related Transactions                    21

ITEM 14     Principal Accountant Fees and Services                            22

                                     PART IV

ITEM 15     Exhibits                                                          22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the State of Nevada on December 20, 2011. We are in the business of developing On-site WebState analytical software designed to capture customer's behavior and customer's feedback on the visited Web Sites. This behavior and feedback will be analyzed and compared against key performance indicators, like marketing, in terms of a commercial context.

We are also going to develop an analytical service process which allows comparing and ranking different websites within different categories of websites based on a customer experience and likeness of the websites visited.

The behavior analysis and the ranking results will be submitted to website owners for optimization and improvement of their website.

Since inception through May 31, 2013, the Company has accumulated losses of $32,190.

PRODUCTS/SERVICES

We will offer our clients an On-site WebState analytical tool which will allow clients to perform web analytics including measurement, collection, analysis and reporting of internet data for purposes of optimizing and improving of web usage by potential customers.

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

Our On-site web analytical tool measures and collects data of the performance of a clients' website in terms of a commercial context. This data is compared against key performance indicators for performance, and used to improve the client's web site.

Our analytical tool includes a small program - applet, that is embedded in our client's website to collect several parameters like traffic, stay time (the time a visitor spend looking at one page), number of clicks, number of returns to the same page, number of returns to the website, an active sales per 1,000 visits. Also the visitor will be able to provide structural and free form feedback on each page of the website. The small and not intrusive applet embedded on all pages of our client's website will provide the means for sending the feedback to the Amperico database for WebState analytics and anonymous storage.

Information then will be analyzed, compared to the other websites in term of commercial context and a report with recommendations will be generated and sent back to the website owner. The report will contain an area of required improvements and recommendations based on the visitors' feedback. By following our recommendations clients' websites will get more visibility, traffic and eventually will lead to more sales.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of May 31, 2013, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of May 31, 2013, the 4,480,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2012 and 2013. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF OUR EQUITY SECURITIES BY OFFICERS AND DIRECTORS

None.

OTHER STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                              RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2012 COMPARED TO FISCAL YEAR ENDED MAY 31, 2013

Our net loss for the fiscal year ended May 31 2013 was $31,663 compared to a net loss of $527 during the fiscal year ended May 31, 2012. During fiscal year ended May 31, 2013, the Company has not generated any revenue.

During the fiscal year ended May 31, 2013, we incurred general and administrative expenses of $31,663 compared to general and administrative expenses of $527 incurred during fiscal year ended May 31, 2012.

Expenses incurred during the fiscal year ended May 31, 2013 compared to fiscal year ended May 31, 2012 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 4,480,000 for the fiscal year ended May 31, 2013 compared to 3,223,272 for the period from December 20, 2011 to May 31, 2012.

                         LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2013

As of May 31, 2013, our total assets were $136 and our total liabilities were $10,526 comprised of notes payable to related parties.

As of May 31, 2012, our total assets were $21,598 comprised of cash and cash equivalents. Stockholders' equity decreased from $21,273 as of May 31, 2012 to ($10,390) as of May 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2013, net cash flows used in operating activities was $31,663 consisting of a net loss. For the fiscal year ended May 31, 2012, net cash flows used in operating activities were $527. Net cash flows used in operating activities was $32,190 for the period from inception December 20, 2011 to May 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2013, net cash from financing activities was $0. For the fiscal year ended May 31, 2012, net cash from financing activities was $22,125 consisting of $21,800 of proceeds received from issuances of common stock and $325 in loan from a director. For the period from inception (December 20, 2011) to May 31, 2013, net cash provided by financing activities was $32,326 consisting of $21,800 of proceeds received from issuances of common stock and $10,526 in loan from a director.

                          PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

                              MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

                        PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

                         OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

                                  GOING CONCERN

The independent auditors' report accompanying our May 31, 2013 and May 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                        9

Balance Sheets as of May 31, 2013 and 2012                                    10

Statements of Operations for the Year Ended May 31, 2013 and for the
periods from December 20, 2011 (Inception) to May 31, 2012 and 2013           11

Statement of Stockholder's Equity for the period from Inception on
December 20, 2011 to May 31, 2013                                             12

Statements of Cash Flows for the Year Ended May 31, 2013 and for the
periods from December 20, 2011 (Inception) to May 31, 2012 and 2013           13

Notes to the Financial Statements                                             14

                      D. Brooks and Associates CPA's, P.A.
           Certified Public Accountants * Valuation Analyst * Advisors


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of Amperico Corp. (A Development Stage Company)

We have audited the accompanying balance sheets of Amperico Corp. (A Development Stage Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2013, and for the periods from December 20, 2011 (Inception) through May 31, 2013 and 2012. Amperico Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Amperico Corp.'s internal control over financial reporting as of May 31, 2013 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amperico Corp. (A Development Stage Company) as of May 31, 2013 and 2012, and the results of its operations and cash flows for the year ended May 31, 2013, and for periods from December 20, 2011 (Inception) through May 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ D. Brooks and Associates CPA's, P.A
-----------------------------------------------
D. Brooks and Associates CPA's, P.A
West Palm Beach, FL
August 29, 2013



           D. Brooks and Associates CPA's, P.A. 8918 Marlamoor Lane, West Palm Beach, FL 33412 - (954) 592-2507

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           AS OF MAY 31, 2013 AND 2012

                                                                           2013               2012
                                                                         --------           --------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                              $    136           $ 21,598
                                                                         --------           --------

Total Current Assets                                                     $    136           $ 21,598
                                                                         ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
  Loan from director                                                     $ 10,526           $    325
                                                                         --------           --------

Total Current Liabilities                                                  10,526                325
                                                                         --------           --------

Stockholders' Equity Deficiency:
  Common stock, par value $0.001; 75,000,000 shares authorized;
   4,480,000 shares issued and outstanding                                  4,480              4,480
  Additional paid in capital                                               17,320             17,320
  Deficit accumulated during the development stage                        (32,190)              (527)
Total Stockholders' Equity Deficiency                                     (10,390)            21,273
                                                                         --------           --------

Total Liabilities and Stockholders' Equity Deficiency                    $    136           $ 21,598
                                                                         ========           ========


                 See accompanying notes to financial statements.

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED MAY 31, 2013 AND FOR THE PERIODS FROM
             DECEMBER 20, 2011 (INCEPTION) TO MAY 31, 2012 AND 2013

                                                                          Period From            Period From
                                                                        December 20, 2011      December 20, 2011
                                                      Year Ended         (Inception) to         (Inception) to
                                                     May 31, 2013         May 31, 2012           May 31, 2013
                                                     ------------         ------------           ------------
REVENUES                                              $        0           $        0             $        0
                                                      ----------           ----------             ----------
OPERATING EXPENSES
  General and administrative expenses                     31,663                  527                 32,190
                                                      ----------           ----------             ----------

NET LOSS FROM OPERATIONS                                 (31,663)                (527)               (32,190)

PROVISION FOR INCOME TAXES                                     0                    0                      0
                                                      ----------           ----------             ----------

NET LOSS                                              $  (31,663)          $     (527)            $  (32,190)
                                                      ==========           ==========             ==========

NET LOSS PER SHARE: BASIC AND DILUTED                 $    (0.01)          $    (0.00)
                                                      ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED                                      4,480,000            3,223,272
                                                      ==========           ==========


                 See accompanying notes to financial statements.

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
       FOR THE PERIODS FROM DECEMBER 20, 2011 (INCEPTION) TO MAY 31, 2013

                                                                                 Deficit
                                                                               Accumulated
                                           Common Stock          Additional     during the        Total
                                       --------------------       Paid-in      Development     Stockholders'
                                       Shares        Amount       Capital         Stage           Equity
                                       ------        ------       -------         -----           ------

Balance, December 20, 2011
 (Inception)                                --      $    --      $     --       $     --        $     --

Shares issued for cash at $0.001
 per share                           3,000,000        3,000            --             --           3,000

Shares issued for cash at $0.01
 per share                           1,080,000        1,080         9,720             --          10,800

Shares issued for cash at $0.02        400,000          400         7,600             --           8,000
 per share

Net loss                                    --           --            --           (527)           (527)
                                     ---------      -------      --------       --------        --------

Balance, May 31, 2012                4,480,000        4,480        17,320           (527)         21,273

Net loss                                    --           --            --        (31,663)        (31,663)
                                     ---------      -------      --------       --------        --------

Balance, May 31, 2013                4,480,000      $ 4,480      $ 17,320       $(32,190)       $(10,390)
                                     =========      =======      ========       ========        ========


                 See accompanying notes to financial statements.

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE YEAR ENDED MAY 31, 2013 AND FOR THE PERIODS FROM
             DECEMBER 20, 2011 (INCEPTION) TO MAY 31, 2012 AND 2013

                                                                            For the                For the
                                                                          Period From            Period From
                                                                        December 20, 2011      December 20, 2011
                                                      Year Ended         (Inception) to         (Inception) to
                                                     May 31, 2013         May 31, 2012           May 31, 2013
                                                     ------------         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $(31,663)            $   (527)              $(32,190)
                                                       --------             --------               --------

CASH USED IN OPERATING ACTIVITIES                       (31,663)                (527)               (32,190)
                                                       --------             --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                         --               21,800                 21,800
  Loan from director                                     10,201                  325                 10,526
                                                       --------             --------               --------

CASH PROVIDED BY FINANCING ACTIVITIES                    10,201               22,125                 32,326
                                                       --------             --------               --------

NET INCREASE IN CASH                                    (21,462)              21,598                    136

Cash, beginning of period                                21,598                    0                      0
                                                       --------             --------               --------

CASH, END OF PERIOD                                    $    136             $ 21,598               $    136
                                                       ========             ========               ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $      0             $      0               $      0
                                                       ========             ========               ========
  Income taxes paid                                    $      0             $      0               $      0
                                                       ========             ========               ========


                 See accompanying notes to financial statements.

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2013


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Amperico Corp. ("the Company") was incorporated under the laws of the State of Nevada on December 20, 2011. The Company is in the business of developing On-site Web-state analytical software designed to capture customer's behavior and feedback on the visited websites. This behavior and feedback will be analyzed and compared against key performance indicators, like marketing, in terms of a commercial context. The Company plans to develop an analytical service that will allow users of the software to compare and rank different websites within different categories of websites based on customer experience and opinion of the websites visited. The behavior analysis and the ranking results will be submitted to website owners for optimization and improvement of their websites.

The Company's headquarters are located in Ontario, Canada. The Company has not generated any revenues or incurred any costs in implementing its operating strategies.

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments
The Company's financial instruments consist of amounts due to its sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity.

Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company's tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2013


NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding during the Period from December 20, 2011 (Inception) through May 31, 2013.

Recent Accounting Pronouncements
Because the Company has been recently organized and has not commenced operations, the new accounting standards have no significant impact on the financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 - COMMON STOCK

On January 9, 2012, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share.

On April 12, 2012, the Company issued 1,080,000 shares of common stock for cash proceeds of $10,800 at $0.01 per share.

On May 14, 2012, the Company issued 400,000 shares of common stock for cash proceeds of $8,000 at $0.02 per share.

NOTE 4 - RELATED PARTY TRANSACTION

On December 20, 2011, director loaned $325 to Incorporate the Company. During the year ended May 31, 2013, the director loaned $10,201 to the company.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,526 as of May 31, 2013.

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2013


NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes for the year ended May 31, 2013, and for the period from December 20, 2012 (Inception) to May 31, 2012 consists of the following:

                                                 2013               2012
                                               --------           --------
Current
  Federal                                      $     --           $     --
  State                                              --                 --
Deferred
  Federal                                       (10,765)              (179)
  State                                            (950)               (16)

Change in valuation allowance                    11,715                195
                                               --------           --------
                                               $     --           $     --
                                               ========           ========

For the year ended May 31, 2013, and for the period from December 20, 2012 (Inception) to May 31, 2012, the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

                                                 2013               2012
                                               --------           --------

Income tax at statutory rate                      34.00%             34.00%
State income taxes, net of federal benefit         3.30               3.30
Change in valuation allowance                    (37.30)            (37.30)
                                               --------           --------
      Total                                        0.00%              0.00%
                                               ========           ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management's evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company's deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of May 31, 2013 and 2012 are as follows:

                                                 2013               2012
                                               --------           --------
Net operating loss                             $ 11,798           $     75
Amortization of organizational costs                112                120
                                               --------           --------
Gross deferred tax assets:                       11,910                195
Less:  valuation allowance                      (11,910)              (195)
                                               --------           --------
      Net deferred tax asset                   $     --           $     --
                                               ========           ========

                                 AMPERICO CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2013


As of May 31, 2012 the Company had a net operating loss carry-forward of approximately $31,900 which may be used to offset future taxable income and begins to expire in 2031. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of May 31, 2013. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2013 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of May 31, 2013 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

     1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

     2. We did not maintain appropriate cash controls - As of May 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

     3. We did not implement appropriate information technology controls - As at May 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
   Officer and/or Director           Age                Position
   -----------------------           ---                --------

Alex Norton                          56    President, Chief Executive Officer,
42 Rockwood Crescent,                      Secretary, Chief Financial Officer
Thornhill, ON, L4J 7T2,                    and Chief Accounting Officer
Canada

Vladimir Kolossovski                 59    Treasurer
42 Rockwood Crescent,
Thornhill, ON, L4J 7T2,
Canada

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Since our inception on December 20, 2011, Alex Norton has been our President, Chief Executive Officer, Secretary, and Chief Financial Officer.

From 2000 to present his practical work and background has been closely tightened with software consulting work for IT companies (Sybertek Dallas, TX; Sprint Kansas city, MO) and financial institutions in The USA (Pacific Life, NY
Life) and Canada. He has been leading multiple large software projects.

In 2009 Mr. Norton completed a Project Management program at Ryerson University of Toronto, Canada. Alex Norton holds a bachelor degree in computer science and economics from University of Economics and Law, Irkutsk, Russia.

Our director has strong background in software development and management. He is certified Project Manager Professional (PMP) with over 20 years of IT experience. Currently hi is a team leader and is managing system analysis and software development and we believe that qualifies him as an expert in software development industry.

Vladimir Kolossovski is our treasurer. For the past 10 years Mr. Kolossovski has been working as a QA Engineer for Isoted Ground Inc. in Ashdod, Israel. His duties include testing the quality of the road building materials and quality of the road constructions.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer, Vladimir Kolossovski, and a sole director, Alex Norton; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the "Named Executive Officers") from inception on December 20, 2011 until May 31, 2013.

                           SUMMARY COMPENSATION TABLE

                                                              Non-Equity     Nonqualified
                                                               Incentive       Deferred
 Name and                                 Stock    Option        Plan        Compensation    All Other
 Principal           Salary     Bonus    Awards    Awards    Compensation     Earnings     Compensation    Totals
 Position     Year    (US$)     (US$)     (US$)     (US$)        (US$)          (US$)          (US$)        (US$)
 ---------    ----   ------     -----    ------    ------    ------------     --------     ------------    ------
Alex Norton   2012     0          0         0         0            0              0              0            0
President     2013     0          0         0         0            0              0              0            0

Vladimir
Kolossovski   2012     0          0         0         0            0              0              0            0
Treasurer     2013     0          0         0         0            0              0              0            0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2013 and as of the date of the filing of this annual report by:

     *    each of our executive officers;
     *    each director;
     * each person known to us to own more than 5% of our outstanding common stock; and
     *    all of our executive officers and directors and as a group.

                 Name and Address of          Amount and Nature of
Title of Class     Beneficial Owner           Beneficial Ownership    Percentage
--------------     ----------------           --------------------    ----------

Common Stock      Alex Norton                 3,000,000 shares of         67%
                  42 Rockwood Crescent,       common stock
                  Thornhill, ON, L4J 7T2,     (director)
                  Canada

                  Vladimir Kolossovski        60,000 shares of           1.3%
                  42 Rockwood Crescent,       common stock
                  Thornhill, ON, L4J 7T2      (executive officer)
                  Canada

The percent of class is based on 4,480,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended May 31 2013, we incurred approximately $7,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended May 31, 2012, February 28, 2013, and May 31, 2013.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBITS:

31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101      Interactive data files pursuant to Rule 405 of Regulation S-T (2)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMPERICO CORP.


Dated: August 29, 2013            By: /s/ Alex Norton
                                      ------------------------------------------
                                      Alex Norton, President and Chief Executive
                                      Officer and Chief Financial Officer