Form 10-Q
period 2013-08-31
AMPERICO CORP
filed 2013-12-23
CIK 1554054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2013

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission File Number 333-170091

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

                              42 Rockwood Crescent
                         Thornhill, ON, L4J 7T2, Canada
                    (Address of principal executive offices)

                                 (775) 461-5130
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
[X] Yes [ ] No

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of December 8, 2013
      -----                                   ----------------------------------
Common Stock, $0.001                                       4,480,000

                                 AMPERICO CORP.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         OR PLAN OF OPERATIONS                                               11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          15

ITEM 4.  CONTROLS AND PROCEDURES                                             16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4.  MINE SAFETY DISCLOSURES                                             16

ITEM 5.  OTHER INFORMATION                                                   16

ITEM 6.  EXHIBITS                                                            17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amperico Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the
Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Amperico" refers to Amperico Corp.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 AMPERICO CORP.
                          (A Development Stage Company)

                         Condensed Financial Statements

        For the Period Ended August 31, 2013 (unaudited) and May 31, 2013

Condensed Balance Sheets (unaudited)........................................ 4

Condensed Statements of Operations (unaudited).............................. 5

Condensed Statements of Cash Flows (unaudited).............................. 6

Notes to the Condensed Financial Statements (unaudited)..................... 7

AMPERICO CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

                                                                  August 31,           May 31,
                                                                     2013               2013
                                                                   --------           --------
                                                                      $                  $
                                                                  (unaudited)
ASSETS

Current assets
  Cash                                                                   --                136
                                                                   --------           --------

Total Assets                                                             --                136
                                                                   --------           --------
LIABILITIES

Current liabilities
  Due to related party                                               13,726             10,526
                                                                   --------           --------

Total Liabilities                                                    13,726             10,526
                                                                   ========           ========
STOCKHOLDERS' DEFICIT
  Common stock
    Authorized: 75,000,000 common shares with a par value
     of $0.001 per share
    Issued and outstanding: 4,480,000 common shares                   4,480              4,480
  Additional paid-in capital                                         17,320             17,320
  Deficit accumulated during the development stage                  (35,526)           (32,190)
                                                                   --------           --------

Total Stockholders' Deficit                                         (13,726)           (10,390)
                                                                   --------           --------

Total Liabilities and Stockholders' Deficit                              --                136
                                                                   ========           ========


                 (The accompanying notes are an integral part of
                     these condensed financial statements)

AMPERICO CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                       Accumulated from
                                                                                      December 20, 2011
                                               Three Months         Three Months          (Date of
                                                  Ended                Ended            Inception) to
                                                August 31,           August 31,           August 31,
                                                   2013                 2012                 2013
                                                ----------           ----------           ----------
                                                    $                    $                    $
Revenues                                                --                   --                   --
                                                ----------           ----------           ----------
Operating Expenses
  General and administrative                           336                  457               21,633
  Professional fees                                  3,000                4,500               13,893
                                                ----------           ----------           ----------

Total Operating Expenses                             3,336                4,957               35,526
                                                ----------           ----------           ----------

Net Loss                                            (3,336)              (4,957)             (35,526)
                                                ==========           ==========           ==========

Net Loss per Share - Basic and Diluted                  --                   --
                                                ==========           ==========
Weighted Average Shares Outstanding -
 Basic and Diluted                               4,480,000            4,480,000
                                                ==========           ==========


                 (The accompanying notes are an integral part of
                     these condensed financial statements)

AMPERICO CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                                                     Accumulated from
                                                   For the            For the        December 20, 2011
                                                 Three Months       Three Months        (Date of
                                                    Ended              Ended          Inception) to
                                                  August 31,         August 31,         August 31,
                                                     2013               2012               2013
                                                   --------           --------           --------
                                                      $                   $                  $

Operating Activities
  Net loss for the period                            (3,336)            (4,957)           (35,526)
                                                   --------           --------           --------

Net Cash Used In Operating Activities                (3,336)            (4,957)           (35,526)
                                                   --------           --------           --------
Financing Activities
  Advances from related party                         3,200                 --             13,726
  Proceeds from issuance of common stock                 --                 --             21,800
                                                   --------           --------           --------

Net Cash Provided By Financing Activities             3,200                 --             35,326
                                                   --------           --------           --------

Decrease in Cash                                       (136)            (4,957)                --

Cash - Beginning of Period                              136             21,598                 --
                                                   --------           --------           --------

Cash - End of Period                                     --             16,641                 --
                                                   ========           ========           ========
Supplemental Disclosures
  Interest paid                                          --                 --                 --
  Income tax paid                                        --                 --                 --
                                                   ========           ========           ========


                 (The accompanying notes are an integral part of
                     these condensed financial statements)

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

1. ORGANIZATION AND NATURE OF OPERATIONS

Amperico Corp. ("the Company") was incorporated under the laws of the State of Nevada on December 20, 2011. The Company is in the business of developing On-site Web-state analytical software designed to capture customer's behavior and feedback on the visited websites. This behavior and feedback will be analyzed and compared against key performance indicators, like marketing, in terms of a commercial context. The Company plans to develop an analytical service that will allow users of the software to compare and rank different websites within different categories of websites based on customer experience and opinion of the websites visited. The behavior analysis and the ranking results will be submitted to website owners for optimization and improvement of their websites. The Company is a development stage company as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES.

The Company's headquarters are located in Ontario, Canada. The Company has not generated any revenues or incurred any costs in implementing its operating strategies.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2013, the Company has not earned revenue, has a working capital deficit of $13,726, and an accumulated deficit of $35,526. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is May 31.

b) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2013 and May 31, 2013, there were no cash equivalents.

d) Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC") for interim financial information. The unaudited condensed financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis and Results of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended May 31, 2013.

e) Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The Company has not issued any dilutive potential shares since inception.

f) Financial Instruments

Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Financial Instruments (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g) Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, INCOME TAXES - OVERALL - RECOGNITION ("ASC Topic 740-10-25") with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of May 31, 2013, tax years since 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

h) Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, COMPREHENSIVE INCOME (TOPIC 220): REPORTING OF AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE Income, to
improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

     * Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

     * Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i) Recent Accounting Pronouncements (continued)

In January  2013,  the FASB issued ASU No.  2013-01,  BALANCE SHEET (TOPIC 210):
CLARIFYING THE SCOPE OF DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In  October  2012,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have a material effect on the Company's financial statements.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114., Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of this standard did not have a material effect on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES. ASU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is effective for all fiscal periods beginning on or after January 1, 2013. The adoption of this standard did not have a material effect on the Company's financial statements.

3. RELATED PARTY TRANSACTIONS

As at August 31, 2013, the Company owes $13,726 (May 31, 2013 - $10,526) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     Our analytical tool includes a small program - applet, that is embedded in our client's website to collect several parameters like traffic, stay time (the time a visitor spend looking at one page), number of clicks, number of returns to the same page, number of returns to the website, an active sales per 1,000 visits. Also the visitor will be able to provide structural and free form feedback on each page of the website. The small and not intrusive applet embedded on all pages of our client's website will provide the means for sending the feedback to the Amperico's database for WebState analytics and anonymous storage. Information then will be analyzed, compared to the other websites in term of commercial context and a report with recommendations will be generated and sent back to the website owner. The report will contain an area of required improvements and recommendations based on the visitors' feedback. By following our recommendations clients' websites will get more visibility, traffic and eventually will lead to more sales.

     Currently we do not have this database; at this point it is a technical proposal. We're planning to build and host the database by ourselves and use 3rd party for backup.

MARKETING OUR SERVICES

     Our plan in the next 12 months is to advertise our services on the Internet as well as by sending out regular e-letters and special promotions to our new and existing clients. We also plan referral agreements with various Internet analyzing companies in order to generate additional revenue.

CONTRACT FOR WEBPAGE ANALYTICAL SERVICES

     We have executed a Contract for WebPage Analytical Services with Telvid Inc based in Thornhill, ON, Canada (www.frbo.ca "Telvid"). Telvid specializes in rental property advertisement and owns a network of several hundreds websites. Under the terms of the agreement we will provide Telvid a Website Feedback Applet to be integrated with applet ID for each Webpage where the applet is installed. We will send monthly report of customer feedback to the Telvid at the end of each calendar month. Other material terms of the agreement are as follows:

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

     6. Either party may terminate this contract by giving a 30 days' notice in writing.

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

     The selling price of the basic version is $0.99 USD per web page per month. Basic version includes visitor activity statistics, page navigation tracing, number of clicks and mouse movement topography.

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

WEB ADVERTISING REVENUE

     Web advertising will be an additional source of Company revenue. The basic applet will contain a certain amount of space allocated for advertising. The applet works on a background gathering information about user actions on the specific web page and normally not visible to the public until feedback button is clicked. Once it is clicked the applet becomes visible with the several feedback options. The frame (bezel) of the applet has space for small advertisements. The applet size is about a quarter of the whole screen. It has two buttons: "Send feedback" and "Cancel" by clicking "Cancel" button the applet window becomes closed. This space may be sold according to the current market price for similar products.

RESULTS OF OPERATIONS

WORKING CAPITAL

                                                  August 31,         August 31,
                                                    2013               2012
                                                  --------           --------
                                                     $                  $
Current Assets                                        --                136
Current Liabilities                               13,726             10,526
Working Capital (Deficit)                        (13,726)           (10,390)

CASH FLOWS

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                  August 31,         August 31,
                                                    2013               2012
                                                  --------           --------
                                                     $                  $
Cash Flows from (used in) Operating Activities    (3,336)            (4,957)
Cash Flows from (used in) Financing Activities     3,200                 --
Net Increase (decrease) in Cash During Period       (136)            (4,957)

OPERATING REVENUES

     We have not generated any revenues since inception.

OPERATING EXPENSES AND NET LOSS

     Operating expenses and net loss for the three months ended August 31, 2013 were $3,336 compared with $4,957 for the three months ended August 31, 2012. Overall operations decreased as compared with prior period, as the Company saw a decrease in general and administrative costs of $121 for day-to-day operating costs and a decrease in professional fees of $1,500.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2013, the Company had cash and total asset balance of $nil compared with cash and total asset balance of $136 as at May 31, 2013. The decrease in cash and total assets was attributable to the use of cash during the period for day-to-day activities.

     As of August 31, 2013, the Company had total liabilities of $13,726 compared with total liabilities of $10,526 as at May 31, 2013. The increase in total liabilities was attributed to increases of $3,200 for amounts owing to related parties for the funding of day-to-day operating activities during the period.

     As of August 31, 2013, the Company had a working capital deficit of $13,726 compared with $10,390 as of May 31, 2013. The increase in working capital deficit was attributed to the expenditures incurred during the period.

CASHFLOW FROM OPERATING ACTIVITIES

     We have not generated positive cash flows from operating activities. During the three months ended August 31, 2013, the Company used $3,336 of cash for operating activities compared to the use of $4,957 of cash for operating activities during the three months ended August 31, 2012. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

CASHFLOW FROM FINANCING ACTIVITIES

     We have financed our operations primarily from either advancements or the issuance of equity. During the three months ended August 31, 2013, the Company received proceeds from advancement from our director of $3,200.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2013. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

FUTURE FINANCINGS

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

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No report required.

ITEM 4. CONTROLS AND PROCEDURES

     Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer ' s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. MINE SAFETY DISCLOSURES

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS

Exhibit
 Number               Description of Exhibit                          Filing
 ------               ----------------------                          ------
31.1       Certification of Chief Executive Officer and
           Chief Financial Officer pursuant to Securities
           Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).     Filed herewith.

32.1       Certifications  pursuant to Securities Exchange Act
           of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of
           the Sarbanes- Oxley Act of 2002.                      Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMPERICO CORP.


Dated: December 23, 2013                  /s/ Alex Norton
                                          --------------------------------------
                                     By:  ALEX NORTON
                                     Its: President, Chief Executive Officer and
                                          Chief Financial Officer