Form 10-Q
period 2013-11-30
AMPERICO CORP
filed 2014-01-22
CIK 1554054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-170091

AMPERICO CORP.
 (Exact name of registrant as specified in its charter)

Nevada	7380	EIN 99-0374076
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

42 Rockwood Crescent
Thornhill, ON, L4J 7T2, Canada
 (Address of principal executive offices)

(775) 461-5130
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Smaller Reporting Company	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 17, 2014
Common Stock, $0.001	4,480,000

AMPERICO CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amperico Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Amperico" refers to Amperico Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMPERICO CORP.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended November 30, 2013 (unaudited) and May 31, 2013

Condensed Balance Sheets (unaudited)	5

Condensed Statements of Operations (unaudited)	6

Condensed Statements of Cash Flows (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

AMPERICO CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

	November 30, 2013 $	May 31, 2013 $
	(unaudited)
ASSETS

Current assets

Cash	104	136
Total Current Assets	104	136

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	3,000	–
Due to related party	14,540	10,526
Total Current Liabilities	17,540	10,526

STOCKHOLDERS’ DEFICIT

Common stock Authorized: 75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,480,000 common shares	4,480	4,480
Additional paid-in capital	17,320	17,320
Deficit accumulated during the development stage	(39,236)	(32,190)
Total Stockholders’ Deficit	(17,436)	(10,390)
Total Liabilities and Stockholders’ Deficit	104	136

(The accompanying notes are an integral part of these condensed financial statements)

AMPERICO CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended November 30, 2013 $	Three Months Ended November 30, 2012 $	Six Months Ended November 30, 2013 $	Six Months Ended November 30, 2012 $	Accumulated from December 20, 2011 (Date of Inception) to November 30, 2013 $

Revenues	–	–	–	–	–

Operating Expenses
General and administrative	710	2,631	1,046	7,588	22,343
Professional fees	3,000	–	6,000	–	16,893

Total Operating Expenses	3,710	2,631	7,046	7,588	39,236

Net Loss	(3,710)	(2,631)	(7,046)	(7,588)	(39,236)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	4,480,000	4,480,000	4,480,000	4,480,000

(The accompanying notes are an integral part of these condensed financial statements)

AMPERICO CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Six Months Ended November 30, 2013 $	For the Six Months Ended November 30, 2012 $	Accumulated from December 20, 2011 (Date of Inception) to November 30, 2013 $

Operating Activities

Net loss for the period	(7,046)	(7,588)	(39,236)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	3,000	–	3,000

Net Cash Used In Operating Activities	(4,046)	(7,588)	(36,236)

Financing Activities

Advances from related parties	4,014	–	14,540
Repayment to related parties	–	(325)	–
Proceeds from issuance of shares	–	–	21,800

Net Cash Provided By (Used In) Financing Activities	4,014	(325)	36,340

Change in Cash	(32)	(7,913)	104

Cash – Beginning of Period	136	21,598	–

Cash – End of Period	104	13,685	104

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

1.	Organization and Nature of Operations

Amperico Corp. ("the Company") was incorporated under the laws of the State of Nevada on December 20, 2011. The Company is in the business of developing on-site web-state analytical software designed to capture customer's behavior and feedback on the visited websites. This behavior and feedback will be analyzed and compared against key performance indicators, like marketing, in terms of a commercial context. The Company plans to develop an analytical service that will allow users of the software to compare and rank different websites within different categories of websites based on customer experience and opinion of the websites visited. The behavior analysis and the ranking results will be submitted to website owners for optimization and improvement of their websites.  The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The Company's headquarters are located in Ontario, Canada. The Company has not generated any revenues or incurred any costs in implementing its operating strategies.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has not earned revenue, has a working capital deficit of $17,436, and an accumulated deficit of $39,236. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30 and May 31, 2013, there were no cash equivalents.

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with a reading of the Company’s annual financial statements and notes thereto included in this registration statement.  Interim results of operations for the three and six months ended November 30, 2013 are not necessarily indicative of future results for the full year.

e)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  The Company has not had any potentially dilutive securities outstanding since its inception.

f)	Financial Instruments

The Company’s financial instruments consist principally of cash and amounts due to related party. The carrying amount of amounts due to related party approximate their current fair values because of their short-term nature.

g)	Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)

3.	Related Party Transactions

As at November 30, 2013, the Company owes $14,540 (May 31, 2013 - $10,526) to the President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

Contract for WebPage Analytical Services

We have executed a Contract for WebPage Analytical Services with Telvid Inc based in Thornhill, ON, Canada (www.frbo.ca “Telvid”). Telvid specializes in rental property advertisement and owns a network of several hundreds websites. Under the terms of the agreement we will provide Telvid a Website Feedback Applet to be integrated with applet ID for each Webpage where the applet is installed. We will send monthly report of customer feedback to the Telvid at the end of each calendar month. Other material terms of the agreement are as follows:

1.	Telvid shall pay us a monthly fee $0.99 USD per webpage where the applet is installed.

2.	Payment is due within 30 days since invoice issue date.

3.	The applet is a property of the Amperico.

4.
All knowledge and information acquired during the term of this Contract with respect to the business and products of the client will be treated by Amperico as confidential until and unless stipulated by Telvid.

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

RESULTS OF OPERATIONS

Working Capital

	November 30, 2013 $	May 31, 2013 $
Current Assets	104	136
Current Liabilities	17,540	10,526
Working Capital (Deficit)	(17,436)	(10,390)

Cash Flows

	Six Months Ended	Six Months Ended
	November 30, 2013 $	November 30, 2012 $
Cash Flows from (used in) Operating Activities	(4,046)	(7,588)
Cash Flows from (used in) Financing Activities	4,014	(325)
Net Increase (decrease) in Cash During Period	(32)	(7,913)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended November 30, 2013 were $3,710 compared with $2,631 for the three months ended November 30, 2012. The increase is due to the fact that the Company incurred more professional fees in the current period as compared to prior period.

For the six months ended November 30, 2013, the Company incurred operating expenses and net loss of $7,046 compared with $7,588 for the six months ended November 30, 2012.  The decrease in operating expenses was due to the fact that the Company had limited cash flows for operating expenditures in the current period.

Liquidity and Capital Resources

As of November 30, 2013, the Company had cash and total asset balance of $104 compared with cash and total asset balance of $136 as at May 31, 2013. The decrease in cash and total assets was attributable to the use of cash during the period for day-to-day activities.

As of November 30, 2013, the Company had total liabilities of $17,540 compared with total liabilities of $10,526 as at May 31, 2013. The increase in total liabilities was attributed to increases of $3,000 for outstanding accounts payable and $4,014 for amounts owing to related parties for the funding of day-to-day operating activities during the period.

As of November 30, 2013, the Company had a working capital deficit of $17,436 compared with $10,390 as of May 31, 2013.  The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2013, the Company used $4,046 of cash for operating activities compared to the use of $7,588 of cash for operating activities during the three months ended August 31, 2012. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. During the six months ended November 30, 2013, the Company received proceeds from advancement from our director of $4,014.  During the six months ended November 30, 2012, the Company repaid $325 to our director.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has not generated any revenues as of November 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Future Financings

We expect that working capital requirements will continue to be funded through a combination of advances from our management, or issuances of debt or equity instruments. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from management. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition or investment in assets connected to our business objectives; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer ’ s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.	MINE SAFETY DISCLOSURES

No report required.

ITEM 5.	OTHER INFORMATION

No report required.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	Filed herewith.

32.01	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPERICO CORP.

Dated: January 22, 2014		/s/ Alex Norton
	By:	ALEX NORTON
	Its:	President, Chief Executive Officer and Chief Financial Officer