Form 10-Q
period 2014-02-28
AMPERICO CORP
filed 2014-04-14
CIK 1554054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-170091

AMPERICO CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	EIN 99-0374076
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

42 Rockwood Crescent
Thornhill, ON, L4J 7T2, Canada
(Address of principal executive offices)

(775) 461-5130
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. ☒ Yes  ☐ No

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 14, 2014
Common Stock, $0.001	134,400,000

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

For the Period Ended February 28, 2014 (unaudited) and May 31, 2013

Condensed Balance Sheets (unaudited)	5

Condensed Statements of Operations (unaudited)	6

Condensed Statements of Cash Flows (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

AMPERICO CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

	February 28, 2014	May 31, 2013
	(unaudited)
ASSETS

Current assets

Cash	$–	$136

Total Current Assets	$–	$136

LIABILITIES

Current liabilities

Accounts payable	$6,610	$–
Due to related party	14,540	10,526

Total Current Liabilities	21,150	10,526

STOCKHOLDERS’ DEFICIT

Common stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 134,400,000 common shares	134,400	134,400

Excess of par value over paid-in capital	(112,600)	(112,600)

Deficit accumulated during the development stage	(42,950)	(32,190)

Total Stockholders’ Deficit	(21,150)	(10,390)

Total Liabilities and Stockholders’ Deficit	$–	$136

The accompanying notes are an integral part of these condensed financial statements

AMPERICO CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended February 28, 2014 $	Three Months Ended February 28, 2013 $	Nine Months Ended February 28, 2014 $	Nine Months Ended February 28, 2013 $	Accumulated from December 20, 2011 (Date of Inception) to February 28, 2014 $

Revenues	–	–	–	–	–

Operating Expenses
General and administrative	564	7,446	1,610	15,033	22,907
Professional fees	3,150	–	9,150	–	20,043

Total Operating Expenses	3,714	7,446	10,760	15,033	42,950

Net Loss	$(3,714)	$(7,446)	$(10,760)	$(15,033)	$(42,950)
Net Loss per Share – Basic and Diluted	$–	$–	$–	$–	$–
Weighted Average Shares Outstanding – Basic and Diluted	134,400,000	134,400,000	134,400,000	134,400,000

The accompanying notes are an integral part of these condensed financial statements

AMPERICO CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended February 28, 2014 $	Nine Months Ended February 28, 2013 $	Accumulated from December 20, 2011 (Date of Inception) to February 28, 2014 $

Operating Activities

Net loss for the period	$(10,760)	$(15,033)	$(42,950)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	6,610	–	6,610

Net Cash Used In Operating Activities	(4,150)	(15,033)	(36,340)

Financing Activities

Advances from (repayments to) related parties	4,014	(325)	14,540
Proceeds from issuance of shares	–	–	21,800

Net Cash Provided By (Used In) Financing Activities	4,014	(325)	36,340

Change in Cash	(136)	(15,358)	–

Cash – Beginning of Period	136	21,598	–

Cash – End of Period	$–	$6,240	$–

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these condensed financial statements

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2014, the Company has not earned revenue, has a working capital deficit of $21,150, and an accumulated deficit of $42,950. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2014 and May 31, 2013, there were no cash equivalents.

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made.  Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with a reading of the Company’s annual financial statements for the year ended May 31, 2013 and notes thereto filed with the Securities and Exchange Commission on August 29, 2013.  Interim results of operations for the three and nine months ended February 28, 2014 are not necessarily indicative of future results for the full year.

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

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related party. The carrying amount of accounts payable and amounts due to related party approximate their current fair values because of their short-term nature.

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

AMPERICO CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)

3.	Related Party Transactions

As at February 14, 2014, the Company owes $14,540 (May 31, 2013 - $10,526) to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

a)
On March 11, 2014, the Company increased its authorized common shares from 75,000,000 common shares to 500,000,000 common shares. Furthermore, the Company approved a 30-for-1 forward stock split of its issued and outstanding common shares. The effects of the forward stock split increased the number of issued and outstanding common shares from 4,480,000 common shares to 134,400,000 common shares, and the effects have been applied on a retroactive basis.

b)
On March 12, 2014, the Company signed a letter of intent to acquire intellectual property through an Intellectual Property License Agreement (the “Agreement”) from SecureCom Plus Limited, a non-related company based in Hong Kong. Under the terms of the Agreement, the Company will acquire a ten-year use of the license within the Agreement in exchange for 90,000,000 restricted common shares of the Company, a promissory note of $250,000 which is unsecured, bears interest at 7.5% per annum, and is due within 90 days of the completion date of the Agreement, and royalty payments of 5% of the gross revenues generated from Agreement. As of the date of this filing, due diligence is ongoing and the Agreement has not been completed.

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

Stock Split

On March 11, 2014, our Board of Directors authorized and approved a stock split of thirty for one (30:1) of our total issued and outstanding shares of common stock (the “Stock Split”). The Stock Split was effectuated as part of the re-organization mandate and contemplated actions to acquire certain new technologies. The Board of Directors considered further factors regarding approval of the Stock Split including, but not limited to: (i) further increase our authorized share capital to a sufficient number similar to other industry public offerings, such as our direct competitors; (ii) the contemplated new Intellectual Property License Agreement as defined in the letter of intent outlined below; (iii) the projected trading price of our shares of common stock on the OTC Bulletin Board Market and potential to increase the marketability and liquidity of our common stock; (iv) desire to meet future requirements of a larger share cap as required for market demand and interest by larger shareholder networks to decrease share price volatility; and (v) desire to meet future requirements regarding per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets.

The Stock Split was effectuated on March 11, 2014 upon filing the appropriate documentation with FINRA. The Stock Split increased our total issued and outstanding shares of common stock from 4,480,000 shares of common stock to 134,400,000 shares of common stock. The common stock will continue to carry a $0.001 par value. The shareholder record date was February 8, 2014.

As of the date of this Quarterly Report, there are 134,400,000 shares issued and outstanding.

Letter of Intent

As reported on Form 8-K on as filed on March 14, 2014, the Company signed a letter of intent on March 12, 2014, to acquire intellectual property through an Intellectual Property License Agreement (the “Agreement”) from SecureCom Plus Limited, a non-related company based in Hong Kong.  Under the terms of the Agreement, the Company will acquire a ten-year use of the license within the Agreement in exchange for 90,000,000 restricted common shares of the Company, a promissory note of $250,000 which is unsecured, bears interest at 7.5% per annum, and is due within 90 days of the completion date of the Agreement, and royalty payments of 5% of the gross revenues generated from Agreement.  As of the date of filing, due diligence is ongoing and the Agreement has not been completed. Further negotiations to finalize this arrangement are ongoing; original intentions to obtain a definitive agreements by the parties no later than April 11, 2014 have been extended by through April 30, 2014 through mutual consent of the parties to the Agreement.

About SecureCom Mobile: SecureCom Plus Limited is the creator of the SecureCom Mobile brand of software and hardware for mobile communications platforms that enables people to communicate, in privacy, with ease for both voice and text. Cryptographically strong algorithms and protocols shield communication from surveillance. Software downloads and hardware products are in development and deployment stages being prepared for individual, commercial, and enterprise markets.

Our Current Operations as defined below may change upon the successful completion of negotiations with SecureCom Plus Limited and the contemplated acquisition of the Agreement.

Current Operations

We plan to offer our clients an On-site WebState analytical tool that will allow clients to perform web analytics including measurement, collection, analysis and reporting of internet data for purposes of optimizing and improving of web usage by potential customers. Currently there are two categories of WebState analytics; Off-site and On-site.

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

Our analytical tool will include a small program - applet, that is embedded in our client’s website to collect several parameters like traffic, stay time (the time a visitor spend looking at one page), number of clicks, number of returns to the same page, number of returns to the website, an active sales per 1,000 visits. Also the visitor will be able to provide structural and free form feedback on each page of the website. The small and not intrusive applet embedded on all pages of a client’s website will provide the means for sending the feedback to the Amperico’s database for WebState analytics and anonymous storage. Information then will be analyzed, compared to the other websites in term of commercial context and a report with recommendations will be generated and sent back to the website owner. The report will contain an area of required improvements and recommendations based on the visitors’ feedback. By following our recommendations clients’ websites will get more visibility, traffic and eventually will lead to more sales.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2014 $	May 31, 2013 $
Current Assets	-	136
Current Liabilities	21,150	10,526
Working Capital Deficit	(21,150)	(10,390)

Cash Flows

	Nine Months Ended	Nine Months Ended
	February 28, 2014 $	February 28, 2013 $
Cash Flows used in Operating Activities	(5,650)	(15,033)
Cash Flows from (used in) Financing Activities	5,514	(325)
Net Decrease in Cash During Period	(136)	(15,358)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended February 28, 2014 were $3,714 compared with $7,446 for the three months ended February 28, 2013. The decrease is due to the fact that the Company had minimal cash flows and limited costs.

For the nine months ended February 28, 2014, the Company incurred operating expenses and net loss of $10,760 compared with a net loss of $15,033 for the nine months ended February 28, 2013. The decrease in operating expenses was due to the fact that the Company had limited cash flows for operating expenditures in the current period.

Liquidity and Capital Resources

As of February 28, 2014, the Company had cash and total asset balance of $nil compared with cash and total asset balance of $136 as at May 31, 2013. The decrease in cash and total assets was attributable to the use of cash during the period for day-to-day activities.

As of February 28, 2014, the Company had total liabilities of $21,150 compared with total liabilities of $10,526 as at May 31, 2013. The increase in total liabilities was attributed to increases of $6,610 for outstanding accounts payable and $4,014 for amounts owing to related parties for the funding of day-to-day operating activities during the period.

As of February 28, 2014, the Company had a working capital deficit of $21,150 compared with $10,390 as of May 31, 2013. The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2014, the Company used $5,650 of cash for operating activities compared to the use of $15,033 of cash for operating activities during the nine months ended February 28, 2013. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either debt advances or from the issuance of equity. During the nine months ended February 28, 2014, the Company received proceeds from advances from a past director of $5,514. During the nine months ended February 28, 2013, the Company repaid $325 to a prior director.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of the quarter ended February 28, 2014 and at the date of this quarterly filing. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment debe and/or equity capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Future Financings

We expect that working capital requirements will continue to be funded through a combination of advances from our management, third parties, or issuances of debt or equity instruments. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date primarily through the proceeds of the private placement of equity and advances from management. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition or investment in assets connected to our current and proposed business objectives; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’ s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing

10.1	Letter of Intent dated March 12, 2014 between the Company and SecureCom Plus Limited.	Incorporated by reference from Form Current Report on 8-K filed with the Commission on March 14, 2014.

31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).	Filed herewith.

32.01	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

101.INS **	XBRL Instance Document	Filed herewith.

101.SCH **	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
_____________
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

AMPERICO CORP.

Dated: April 14, 2014		/s/ Nicholas Thompson
	By:	NICHOLAS THOMPSON
	Its:	President, Chief Executive Officer and Chief Financial Officer