Form 10-K
period 2014-05-31
AMPERICO CORP
filed 2019-12-06
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-182728

AMPERICO CORP.

(Exact name of registrant as specified in its charter)

Nevada	4700	EIN 99-0374076
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Caves Village Business Centre Suite 1.B

New Providence, Nass

Bahamas

Tel: (929)600-2646

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of May 31, 2014, the registrant had 2,696 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2014.

1

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

Since inception through May 31, 2014, the Company has accumulated losses of $70,317.

PRODUCTS/SERVICES

Form our inception through March 12, 2014, our business was to offer our clients an On-site WebState analytical tool which will allow clients to perform web analytics including measurement, collection, analysis and reporting of internet data for purposes of optimizing and improving of web usage by potential customers.

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

From May 1, 2014 through June 11, 2019, the Company’s activities consisted solely of seeking other business opportunities and potential merger candidates, none of which materialized.

On June 11, 2019, the Company issued a total of 300,000,000 shares of common stock to three individuals and two companies (collectively referred to as the “Coin Trader Shareholders”) as full consideration for the acquisition of a 100% interest in Coin Trader Ltd. (hereinafter referred to as "Coin Trader"), a company incorporated and based in the Bahamas. The Company, Coin Trader, and the Coin Trader Shareholders entered into a share exchange agreement on June 7, 2019 whereby the Coin Trader Shareholders exchanged their shares in Coin Trader for shares in the Company. The Coin Trader Shareholders represented a total of 100% of the issued and outstanding share capital in Coin Trader.

Coin Trader was recently formed to develop, own and operate the CoinTraders Platform, an online exchange whereby users will be able to buy and sell crypto currencies, utility tokens, and other digital assets. The CoinTraders Platform will be accessible by non-US investors and will be available in both web and mobile formats. Users will have access to over 100 crypto pairs and will be able to fund their accounts with fiat currency. There will be no deposit or withdrawal limits and the CoinTraders Platform will simplify utility token offerings.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

As of May 31, 2014, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of May 31, 2014, the 4,480,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2013 and 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MAY 31, 2013 COMPARED TO FISCAL YEAR ENDED MAY 31, 2014

Our net loss for the fiscal year ended May 31, 2014 was $38,127 compared to a net loss of $31,663 during the fiscal year ended May 31, 2013.

During fiscal year ended May 31, 2014, the Company has not generated any revenue.

During the fiscal year ended May 31, 2014, we incurred general and administrative expenses of $38,080 compared to general and administrative expenses of $31,663 incurred during fiscal year ended May 31, 2013.

Expenses incurred during the fiscal year ended May 31, 2014 compared to fiscal year ended May 31, 2013 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 2,696 for the fiscal year ended May 31, 2013 compared to 2,696 for the fiscal year ended May 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2014

As of May 31, 2014, our total assets were $0 and our total liabilities were $48,517 comprised of notes payable to related parties.

As of May 31, 2013, our total assets were $136 comprised of cash and cash equivalents and our total liabilities were $10,526. Stockholders' equity decreased from ($10,390) as of May 31, 2013 to ($48,517) as of May 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2014, net cash flows used in operating activities was $25,310 consisting of a net loss. For the fiscal year ended May 31, 2013, net cash flows used in operating activities were $31,663.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2014, net cash from financing activities was $25,174 consisting of $20,600 in loan from third party and 4,574 from director. For the fiscal year ended May 31, 2013, net cash from financing activities was $10,201 consisting of $10,201 in loan from a director. For the period from inception (December 20, 2011) to May 31, 2014, net cash provided by financing activities was $57,500 consisting of $21,800 of proceeds received from issuances of common stock, $10,201 loan from third party and $20,727 in loan from a director.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2014 and May 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AMPERICO CORP.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Bitsian Ltd. (formerly Amperico Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitsian Ltd. (formerly Amperico Corp.) (the “Company”) as of May 31, 2014 and 2013, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2014, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 6 to the financial statements, the Company’s lack of revenues and limited working capital raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 6. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

December 4, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

AMPERICO CORP.

BALANCE SHEETS

	May 31,	May 31,
	2014	2013

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	12,770	-
Loans payable	20,600	-
Interest payable	47	-
Due to related parties	15,100	10,526
Total Liabilities	48,517	10,526

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of May 31, 2014 and 2013, respectively	3	3
Additional paid in capital	21,797	21,797
Accumulated deficit	(70,317)	(32,326)
Total Stockholders' Deficit	(48,517)	(10,526)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended May 31,

	2014	2013

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General administrative	37,944	31,799
Total operating expenses	37,944	31,799
Loss from operations	(37,944)	(31,799)
Other income (expense)
Other income	-	-
Interest expense	(47)	-
Total other income (expense)	(47)	-

Net loss before income taxes	(37,991)	(31,799)

Income tax	-	-
Net loss	$(37,991)	$(31,799)

Weighted average number of common shares outstanding - basic	2,696	2,696

Loss per common share - basic	$(14.09)	$(11.79)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

May 31, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of May 31, 2012	2,696	$3	$21,797	$(527)	$21,273

Net loss	-	-	-	(31,799)	(31,799)

Balance as of May 31, 2013	2,696	$3	$21,797	$(32,326)	$(10,526)

Net loss	-	-	-	(37,991)	(37,991)

Balance as of May 31, 2014	2,696	$3	$21,797	$(70,317)	(48,517)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

	2014	2013
Cash flows from operating activities
Net loss	$(37,991)	$(31,799)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,770	-
Interest payable	47	-
Net cash used in (provided by) operating activities	(25,174)	(31,799)

Cash flows from investing activities	-	-

Cash flows from financing activities
Increase in loans payable	20,600	-
Increase (decrease) in due to related parties	4,574	10,201
Net cash used in (provided by) operating activities	25,174	10,201

Net increase (decrease) in cash	-	(21,598)
Cash, beginning of period	-	21,598
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Condensed Financial Statements

May 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Amperico Corp. (the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2011. The Company is a Nevada corporation organized for the purpose of engaging in any lawful business.

From inception in 2011 through March 12, 2014, the Company was in the business of developing on-site web-state analytical software designed to capture customer's behavior and feedback on the visited websites.

On March 12, 2014, the Company signed a letter of intent to acquire intellectual property through an Intellectual Property License Agreement from SecureCom Plus Limited, a non-related company based in Hong Kong. The closing of the contemplated transactions as per the letter of intent was to occur on or before April 11, 2014. The closing was extended to April 30, 2014 by mutual agreement of all parties, and ultimately did not occur. From May 1, 2014 through May 31, 2014, the Company’s activities consisted solely of seeking other business opportunities and potential merger candidates, none of which materialized.

The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry but may participate in business ventures of essentially any kind or nature.

The Company will not restrict its search for any specific kind of firms but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding as well as identifying a sustainable and profitable business model.

Subsequent to the reporting period of these financial statements, the Company identified an opportunity in the cryptocurrency industry and now has two wholly owned subsidiaries. Refer to NOTE 8 – SUBSEQUENT EVENTS for further detail.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of May 31, 2014, the Company had $0 in cash. As of May 31, 2013, the Company had $136 in cash.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at May 31, 2014 or 2013.

Income Taxes

Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Provision for income taxes consists of federal and state income taxes in the United States. Due to the uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for years ended May 31, 2014 and 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts and valuations of intangible assets, among others. Actual results could differ from those estimates.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Basic Income (Loss) Per Share

The Company computes basic and diluted income (loss) per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended May 31, 2014 and 2013:

	For the Year Ended
	May 31,
	2014	2013

Basic loss per common share
Numerator:
Net loss available to common shareholders	$(38,127)	$(31,663)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic loss per common share	$(14.14)	$(11.74)

Risk and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – COMMON STOCK

Common stock:

As of May 31, 2014, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the fiscal years ended May 31, 2014 and 2013.

As of May 31, 2014, and 2013, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at May 31, 2014 and 2013, the Company owes $15,100 and $10,526, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of May 31, 2014.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the years ended May 31, 2014 and 2013 consists of the following:

	2014	2013
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(12,963)	(10,765)
State	(1,258)	(950)
Change in valuation allowance	14,221	11,715
Total	$-	$-

For the years ended May 31, 2014 and 2013, the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	2014	2013
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of May 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss	$14,200	$11,798
Amortization of organization costs	-	112
Gross deferred tax assets	14,200	11,910
Less: Valuation allowance	(14,200)	(11,910)
Net deferred tax asset	$-	$-

As of May 31, 2014, the Company had a net operating loss carry-forward of approximately $70,000 which may be used to offset future taxable income and begins to expire in 2034. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of May 31, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 4, 2019, there were no pending or threatened lawsuits.

NOTE 8 – SUBSEQUENT EVENTS

On April 23, 2019, the Board of Directors and the majority shareholder of the Company approved a Plan of Conversion of the Company from a Nevada corporation into a Bahamas corporation (the “Plan”). The Company filed Articles of Continuation (the “Bahamas Articles of Continuation”) in such form as required by the provisions of Chapter 309, Part VIII, Sections 84-88 of the Bahamas International Business Companies Act, as amended (the "Bahamas Law") with the Registrar of Companies in the Bahamas as provided in the Bahamas Law, and Articles of Conversion (the “Nevada Articles of Conversion”) in such form as required by the provisions of Section 92A. 205 of the Nevada Revised Statutes (“Nevada Law”) with the Secretary of State of the State of Nevada.

In accordance with the Plan, upon the effective time of conversion, the Articles of Incorporation and Bylaws of the Company currently in place shall be replaced by the Bahamas Articles of Continuation and Articles of Association respectively, to comply in all respects with the applicable provisions of Bahamas Law.

In addition, and in accordance with the Plan, the Bahamas Articles of Continuation, and Articles of Association, the following changes were approved on April 23, 2019 and become effective upon the effective time of conversion:

•	The Company’s name changed from Amperico Corp. to Bitsian Ltd.

•	The authorized common shares of the Company increased from 500,000,000 to 1,000,000,000.

•	The outstanding common shares of the Company decreased from 134,400,000 to 2,696 on a pro rata basis as a result of a 50,000 to 1 reverse split in which any fractional shares shall be rounded up (NOTE: the effects have been applied on a retroactive basis in these financial statements).

The Company received its Certificate of Continuation from the Registrar of Companies in the Bahamas on May 13, 2019, with an effective time of conversion of April 30, 2019.

The Company plans to file the foregoing changes with FINRA, but there is no guarantee FINRA will effectuate the changes.

Bitsian Inc. Transaction

On June 11, 2019, the Company issued a total of 300,000,000 shares of common stock to seven individuals and two companies (collectively referred to as the “Bitsian Shareholders”) as full consideration for the acquisition of a 100% interest in Bitsian Inc. (hereinafter referred to as "Bitsian"), a Delaware corporation based in New York. The Company, Bitsian, and the Bitsian Shareholders entered into a share exchange agreement on June 7, 2019 whereby the Bitsian Shareholders exchanged their shares in Bitsian for shares in the Company. The Bitsian Shareholders represented a total of 100% of the issued and outstanding share capital in Bitsian.

Bitsian Inc. was recently formed to develop, own and operate the PriceCoin Platform, an online platform whereby users will be able to buy and sell crypto currencies on a variety of exchanges through one simple interface. The PriceCoin Platform will initially be accessible by institutional investors and upon receiving all regulatory approvals to global investors and will be available in web format.

Coin Trader Ltd. Transaction

On June 11, 2019, the Company issued a total of 300,000,000 shares of common stock to three individuals and two companies (collectively referred to as the “Coin Trader Shareholders”) as full consideration for the acquisition of a 100% interest in Coin Trader Ltd. (hereinafter referred to as "Coin Trader"), a company incorporated and based in the Bahamas. The Company, Coin Trader, and the Coin Trader Shareholders entered into a share exchange agreement on June 7, 2019 whereby the Coin Trader Shareholders exchanged their shares in Coin Trader for shares in the Company. The Coin Trader Shareholders represented a total of 100% of the issued and outstanding share capital in Coin Trader.

Coin Trader was recently formed to develop, own and operate the CoinTraders Platform, an online exchange whereby users will be able to buy and sell crypto currencies, utility tokens, and other digital assets. The CoinTraders Platform will be accessible by non-US investors and will be available in both web and mobile formats. Users will have access to over 100 crypto pairs and will be able to fund their accounts with fiat currency. There will be no deposit or withdrawal limits and the CoinTraders Platform will simplify utility token offerings.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were available to be issued, and has determined that there are no additional material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of May 31, 2014 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

2.  We did not maintain appropriate cash controls - As of May 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.  We did not implement appropriate information technology controls - As at May 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position
-----------------------	---	--------
Alex Norton	57	President, Chief Executive Officer,
42 Rockwood Crescent,		Secretary, Chief Financial Officer
Thornhill, ON, L4J 7T2,		and Chief Accounting Officer
Canada

Vladimir Kolossovski	60	Treasurer
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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the "Named Executive Officers") at May 31, 2013.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
---------	----	------	-----	------	------	------------	--------	------------	------
Alex Norton	2013	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

Vladimir
Kolossovski	2013	0	0	0	0	0	0	0	0
Treasurer	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2013 and as of the date of the filing of this annual report by:

*  each of our executive officers;

*  each director;

*  each person known to us to own more than 5% of our outstanding common stock; and

*  all of our executive officers and directors and as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage
--------------	----------------	--------------------	----------
Common Stock	Alex Norton	60 shares of	67%
	42 Rockwood Crescent,	common stock
	Thornhill, ON, L4J 7T2,	(director)
Canada

	Vladimir Kolossovski	1 shares of	1.3%
	42 Rockwood Crescent,	common stock
	Thornhill, ON, L4J 7T2	(executive officer)
Canada

The percent of class is based on 2,696 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended May 31, 2014 and 2013, we incurred approximately $3,000 and $7,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

AMPERICO CORP.

Dated: December 4, 2019	By:	/s/ Richard DiBiase
Richard DiBiase, President and Chief Executive
Officer and Chief Financial Officer

