Form 10-Q
period 2014-08-31
AMPERICO CORP
filed 2019-12-26
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Caves Village Business Centre Suite 1.B

New Providence, Nass

Bahamas

(Address of principal executive offices)

Tel: (929)600-2646

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

☒ Yes ☐ No

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable Date:

Class	Outstanding as of December 10, 2019
Common Stock, $0.001	2,696 Shares

1

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO CORP.

AMPERICO CORP.

AMPERICO CORP

BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2014	2014

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$13,070	$12,770
Loans Payable	20,600	20,600
Interest Payable	247	47
Due to Releted Party	15,100	15,100
Total Liabilities	49,017	48,517

Stockholders' Deficit
Common Stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of August 31,	-	-
2014 and May 31, 2014	3	3
Additional paid-in capital	21,797	21,797
Accumulated deficit	(70,817)	(70,317)
Total Stockholders' Deficit	(49,017)	(48,517)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2014	2013

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
General administrative	300	336
Professional and consulting fees	-	3,000
Total operating expenses	300	3,336
Loss from operations	(300)	(3,336)
Other Income (Expense)
Interest expense	(200)	-
Total other income (expense)	(200)	-

Net Loss Before Income Taxes	(500)	(3,336)

Income tax	-	-
Net Loss After Income Taxes	$(500)	$(3,336)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(0.19)	$(1.24)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Outstanding		Additional Paid-In		Total Stockholders’
	Common	Common Stock	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2013	2,696	$3	$21,797	$(32,326)	$(10,526)

Net loss	-	-	-	(37,991)	(37,991)

Balance as of May 31, 2014	2,696	3	21,797	(70,317)	(48,517)

Net loss	-	-	-	(500)	(500)

Balance as of August 31, 2014 (Unaudited)	2,696	3	21,797	(70,817)	(49,017)

Balance as of May 31, 2012	2,696	$3	$21,797	$(527)	$21,273

Net loss	-	-	-	(31,799)	(31,799)

Balance as of May 31, 2013	2,696	3	21,797	(32,326)	(10,526)

Net loss	-	-	-	(3,336)	(3,336)

Balance as of August 31, 2013 (Unaudited)	2,696	$3	$21,797	$(35,662)	$(13,862)

The accompanying notes are an integral part of these consolidated financial statements.

AMPERICO CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(500)	$(3,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	300	-
Interest Payable	200	-
Net Cash Used In (Provided By) Operating Activities	-	(3,336)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from Related Party	-	3,200
Net Cash Provided by Financing Activities	-	3,200

Net Increase (Decrease) In Cash	-	(136)
Cash, Beginning of Period	-	136
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Condensed Financial Statements

August 31, 2014

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for three months ended November 30, 2014 and for the year ended May 31, 2014.

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

NOTE 3 – COMMON STOCK

Common stock:

As of August 31, 2014, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the three months ended August 31, 2014 and the year ended May 31, 2014

As of August 31, 2014, and May 31, 2014, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at August 31, 2014 and May 31, 2014, the Company owes $15,100 and $15,100, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of August 31, 2014.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the three months ended August 31, 2014 and the year ended May 31, 2014 consists of the following:

	For the three	For the year
	months ended	ended
	August 31,	May 31,
	2014	2014
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(170)	(12,963)
State	(17)	(1,258)
Change in valuation allowance	187	14,221
Total	$-	$-

For the three months ended August 31, 2014 and the year ended May 31, 2014 the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	For the three	For the year
	months ended	ended
	August 31,	May 31,
	2014	2013
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of August 31, 2014 and May 31, 2014 are as follows:

	For the three	For the year
	months ended	ended
	August 31,	May 31,
	2014	2014
Net operating loss	$500	$14,200
Gross deferred tax assets	500	14,200
Less: Valuation allowance	(500)	(14,200)
Net deferred tax asset	$-	$-

As of August 31, 2014, the Company had a net operating loss carry-forward of approximately $70,000 which may be used to offset future taxable income and begins to expire in 2035. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 10, 2019, there were no pending or threatened lawsuits.

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

RESULTS OF OPERATIONS

WORKING CAPITAL

	August 31,	May 31,
	2014	2014

Current Assets	$-	$-
Current Liabilities	$49,017	$48,517
Working Capital (Deficit)	$(49,017)	$(48,517)

CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2014	2013

Cash Flows used in Operating Activities	$-	$(3,336)
Cash Flows from Financing Activities	$-	$3,200
Net Decrease in Cash During the Period	$-	$(136)

OPERATING REVENUES

We have not generated any revenues since inception.

OPERATING EXPENSES AND NET LOSS

Operating expenses and net loss for the three months ended August 31, 2014 were $500 compared with $$3,336 for the three months ended August 31, 2013. Overall operations decreased as compared with prior period, as the Company saw an increase in general and administrative costs of $165 for day-to-day operating costs and a decrease in professional fees of $3,000.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014, the Company had cash and total asset balance of $0 compared with cash and total asset balance of $0 as at May 31, 2014..

As of August 31, 2014, the Company had total liabilities of $49,017 compared with total liabilities of $48,517 as at May 31, 2014. The increase in total liabilities was attributed to increases of $300 for increase in accounts payable and accrued expense and $200 in Interest payable.

As of August 31, 2014, the Company had a working capital deficit of $49,017 compared with $48,517 as of May 31, 2014. The increase in working capital deficit was attributed to the expenditures incurred during the period.

CASHFLOW FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2014, the Company used $0 of cash for operating activities compared to the use of $3,336 of cash for operating activities during the three months ended August 31, 2013. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

CASHFLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. During the three months ended August 31, 2014, the Company did not use any cash as compared to receiving proceeds from advancement from our director of $3,200 for the period ending August 31, 2013.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing

31.1	Certification of Chief Execute Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d(b) and U.S.C Section 1350, as adopted pursuant to Section 9016 of The Sarbanes-Oxley Act of 2002	Filed herewith

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPERICO CORP.

Dated: December 26, 2019		/s/ Richard Dibiase

	By:	Richard DiBiase
	Its:	President, Chief Executive Officer and
Chief Financial Officer

