Form 10-Q
period 2014-11-30
AMPERICO CORP
filed 2019-12-26
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

(929)600-2646

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO CORP.

AMPERICO CORP.

AMPERICO CORP

BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2014	2014
ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$13,370	$12,770
Loans Payable	20,600	20,600
Interest Payable	447	47
Due to Releted Party	15,100	15,100
Total Liabilities	49,517	48,517

Stockholders' Deficit
Common Stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of November 31,	-	-
2014 and May 31, 2014	3	3
Additional paid-in capital	21,797	21,797
Accumulated deficit	(71,317)	(70,317)
Total Stockholders' Deficit	(49,517)	(48,517)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
General administrative	300	710	600	1,046
Professional and consulting fees	-	3,000	-	6,000
Total operating expenses	300	3,710	600	7,046
Loss from operations	(300)	(3,710)	(600)	(7,046)
Other Income (Expense)
Interest expense	(200)	-	(400)	-
Total other income (expense)	(200)	-	(400)	-

Net Loss Before Income Taxes	(500)	(3,710)	(1,000)	(7,046)

Income tax	-	-	-	-
Net Loss After Income Taxes	$(500)	$(3,710)	$(1,000)	$(7,046)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(0.19)	$(1.38)	$(0.37)	$(2.61)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In		Total Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2013	2,696	$3	$21,797	$(32,326)	$(10,526)

Net loss	-	-	-	(37,991)	(37,991)

Balance as of May 31, 2014	2,696	3	21,797	(70,317)	(48,517)

Net loss	-	-	-	(1,000)	(1,000)

Balance as of November 30, 2014 (Unaudited)	2,696	3	21,797	(71,317)	(49,517)

Balance as of May 31, 2012	2,696	$3	$21,797	$(527)	$21,273

Net loss	-	-	-	(31,799)	(31,799)

Balance as of May 31, 2013	2,696	3	21,797	(32,326)	(10,526)

Net loss	-	-	-	(7,046)	(7,046)

Balance as of November 30, 2013 (Unaudited)	2,696	$3	$21,797	$(39,372)	$(17,572)

The accompanying notes are an integral part of these consolidated financial statements.

AMPERICO CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,000)	$(7,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	600	3,000
Interest Payable	400	-
Net Cash Used In (Provided By) Operating Activities	-	(4,046)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from Related Party	-	4,014
Net Cash Provided by Financing Activities	-	4,014

Net Increase (Decrease) In Cash	-	(32)
Cash, Beginning of Period	-	136
Cash, End of Period	$-	$104

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Condensed Financial Statements

November 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of November 30, 2014, the Company had $0 in cash. As of May 31, 2014, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at November 30, 2014 and May 31 2014.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for six months ended November 30, 2014 and for the year ended May 31, 2014.

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

NOTE 3 – COMMON STOCK

Common stock:

As of November 30, 2014, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the six months ended November 30, 2014 and the year ended May 31, 2014

As of November 30, 2014, and May 31, 2014, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at November 30, 2014 and May 31, 2014, the Company owes $15,100 and $15,100, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of November 30, 2014.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the six months ended November 30, 2014 and the year ended May 31, 2014 consists of the following:

	For the six	For the year
	months ended	ended
	November 30,	May 31,
	2014	2014
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(340)	(12,963)
State	(34)	(1,258)
Change in valuation allowance	374	14,221
Total	$-	$-

For the six months ended November 30, 2014 and the year ended May 31, 2014 the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	For the six	For the year
	months ended	ended
	November 30,	May 31,
	2014	2013
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of November 30, 2014 and May 31, 2014 are as follows:

	For the six	For the year
	months ended	ended
	November 30,	May 31,
	2014	2014
Net operating loss	$1,000	$14,200
Gross deferred tax assets	1,000	14,200
Less: Valuation allowance	(1,000)	(14,200)
Net deferred tax asset	$-	$-

As of November 30, 2014, the Company had a net operating loss carry-forward of approximately $70,000 which may be used to offset future taxable income and begins to expire in 2035. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of November 30, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 9, 2019, there were no pending or threatened lawsuits.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward- looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

GENERAL

We were incorporated in the State of Nevada on December 20, 2011. We will offer our clients an On-site WebState analytical tool that will allow clients to perform web analytics including measurement, collection, analysis and reporting of internet data for purposes of optimizing and improving of web usage by potential customers. Currently there are two categories of WebState analytics; Off-site and On- site.

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

RESULTS OF OPERATIONS

WORKING CAPITAL

	November 30,	May 31,
	2014	2014

Current Assets	$-	$-
Current Liabilities	$49,517	$48,517
Working Capital (Deficit)	$(49,517)	$(48,517)

CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2013

Cash Flows used in Operating Activities	$-	$(4,046)
Cash Flows from Financing Activities	$-	$4,014
Net Decrease in Cash During the Period	$-	$(32)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended November 30, 2014 were $500 compared with $3,710 for the three months ended November 30, 2013. The increase is due to the fact that the Company incurred more professional fees in the current period as compared to prior period.

For the six months ended November 30, 2014, the Company incurred operating expenses and net loss of $1,000 compared with $7,046 for the six months ended November 30, 2013. The decrease in operating expenses was due to the fact that the Company had limited cash flows for operating expenditures in the current period.

Liquidity and Capital Resources

As of November 30, 2014, the Company had cash and total asset balance of $0 compared with cash and total asset balance of $0 as at May 312014. The Company has no bank account and only accrues its current expenses.

As of November 30, 2014, the Company had total liabilities of $49,517 compared with total liabilities of $48,517 as at May 31, 2013. The increase in total liabilities was attributed to increases of $1,000 for outstanding accounts payable and interest payable.

As of November 30, 2014, the Company had a working capital deficit of $49,517 compared with $48,517 as of May 31, 2014. The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2014, the Company used $0 of cash for operating activities compared to the use of $4,046 of cash for operating activities during the six months ended November 30, 2013. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. During the six months ended November 30, 2014 the Company did not provide any cash from financing activities. During the six months ended November 30, 2013, the Company received proceeds from advancement from our director of $4,014.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of November 30, 2014. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMPERICO CORP.

Dated: December 26, 2019		/s/ Richard Dibiase

	By	Richard DiBiase
	Its:	President, Chief Executive Officer and
Chief Financial Officer

