Form 10-K
period 2015-05-31
AMPERICO CORP
filed 2019-12-26
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

As of May 31, 2015, the registrant had 2,696 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2015.

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

Since inception through May 31, 2015, the Company has accumulated losses of $57,349.

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

As of May 31, 2015, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of May 31, 2015, the 2,696 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

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

FISCAL YEAR ENDED MAY 31, 2015 COMPARED TO FISCAL YEAR ENDED MAY 31, 2014

Our net income for the fiscal year ended May 31, 2015 was $12,968 compared to a net loss of $37,991 during the fiscal year ended May 31, 2014.

During fiscal year ended May 31, 2015, the Company did not generated any revenue.

During the fiscal year ended May 31, 2015, we incurred general and administrative expenses of $11,232 compared to general and administrative expenses of $37,944 incurred during fiscal year ended May 31, 2014.

Expenses incurred during the fiscal year ended May 31, 2015 compared to fiscal year ended May 31, 2014 decreased primarily due to the decreased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 2,696 for the fiscal year ended May 31, 2015 compared to 2,696 for the fiscal year ended May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2015

As of May 31, 2015, our total assets were $0 and our total liabilities were $50,017 comprised of notes payable to related parties.

As of May 31, 2014, our total assets were $0 comprised of cash and cash equivalents and our total liabilities were $48,517. Stockholders' equity increased from ($48,517) as of May 31, 2014 to ($35,549) as of May 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities. For the fiscal year ended May 31, 2015, net cash flows provided by operating activities was $14,968 consisting of a net income. For the fiscal year ended May 31, 2014, net cash flows used in operating activities were $25,174.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2015, net cash used in financing activities was $14,968 consisting of $14,968 payments to director. For the fiscal year ended May 31, 2014, net cash from financing activities was $25,174 consisting of $20,600 in loans from third party and $4,574 in loan from a director.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

December 4, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

AMPERICO CORP.

BALANCE SHEETS

At May 31,

	2015	2014

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$13,970	$12,770
Loans payable	20,600	20,600
Interest payable	847	47
Due to related parties	132	15,100
Total Liabilities	35,549	48,517

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 2,696 and 2,696 shares issued and outstanding as of May 31, 2015 and 2014, respectively	3	3
Additional paid in capital	21,797	21,797
Accumulated deficit	(57,349)	(70,317)
Total Stockholders' Deficit	(35,549)	(48,517)
Total Liabilities and Stockholder's Deficit	$(0)	$(0)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERICO CORP.

STATEMENTS OF OPERATIONS

For the Years Ended May 31,

	2015	2014

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
Operating Expenses:
General and administrative	11,232	37,944
Total operating expenses	11,232	37,944
Loss from operations	(11,232)	(37,944)
Other Income (Expense)
Other Income	25,000	-
Interest expense	(800)	(47)
Total other income (expense)	24,200	(47)

Net Income (Loss) Before Income Taxes	12,968	(37,991)

Income tax	-	-
Net Income (Loss) After Income Taxes	$12,968	$(37,991)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$4.81	$(14.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Deficit

Balance as of May 31, 2013	2,696	$3	$21,797	$(32,326)	$(10,526)

Net loss	-	-	-	(37,991)	(37,991)

Balance as of May 31, 2014	2,696	3	21,797	(70,317)	(48,517)

Net loss	-	-	-	12,968	12,968

Balance as of May 31, 2015	2,696	$3	$21,797	$(57,349)	$(35,549)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERICO CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

	2015	2014
Cash Flows From Operating Activities
Net income(loss)	$12,968	$(37,991)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,200	12,770
Interest payable	800	47
Net Cash Provided By (Used In) Operating Activities	14,968	(25,174)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Increase in loans payable	-	20,600
Increase (decrease) in due to related parties	(14,968)	4,574
Net Cash Provided By (Used In) Financing Activities	(14,968)	25,174

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERICO CORP.

Notes to Financial Statements

May 31, 2015

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

On March 12, 2014, the Company signed a letter of intent to acquire intellectual property through an Intellectual Property License Agreement from SecureCom Plus Limited, a non-related company based in Hong Kong. The closing of the contemplated transactions as per the letter of intent was to occur on or before April 11, 2014. The closing was extended to April 30, 2014 by mutual agreement of all parties, and ultimately did not occur. From May 1, 2014 through May 31, 2015, the Company’s activities consisted solely of seeking other business opportunities and potential merger candidates, none of which materialized.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of May 31, 2015, the Company had $0 in cash. As of May 31, 2014, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at May 31, 2015 or 2014.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for years ended May 31, 2015 and 2014.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended May 31, 2015 and 2014:

	For the Year Ended
	May 31,
	2015	2014
Basic loss per common share
Numerator:
Net income(loss) available to common shareholders	$12,968	$(37,991)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic Income (loss) per common share	$4.81	$(14.09)

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

NOTE 3 – COMMON STOCK

Common stock:

As of May 31, 2015, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the fiscal years ended May 31, 2015 and 2014.

As of May 31, 2015, and 2014, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at May 31, 2015 and 2014, the Company owes $132 and $15,100, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of May 31, 2015.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the years ended May 31, 2015 and 2014 consists of the following:

	2015	2014
Current
Federal	$-	$-
State	-	-
Deferred
Federal	4,392	(12,944)
State	426	(1,256)
Change in valuation allowance	(4,818)	14,200
Total	$-	$-

For the years ended May 31, 2015 and 2014, the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of May 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss	$4,818	$14,200
Amortization of organization costs	-	-
Gross deferred tax assets	4,818	14,200
Less: Valuation allowance	(4,818)	(14,200)
Net deferred tax asset	$-	$-

As of May 31, 2015, the Company had a net operating loss carry-forward of approximately $57,100 which may be used to offset future taxable income and begins to expire in 2035. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of May 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of July 8, 2019, there were no pending or threatened lawsuits.

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

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were available to be issued, and has determined that there are no additional material subsequent events to disclose in these financial statements.

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

2.   We did not maintain appropriate cash controls - As of May 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.   We did not implement appropriate information technology controls - As at May 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position
-----------------------	---	--------

Alex Norton 42 Rockwood Crescent, Thornhill, ON, L4J 7T2, Canada	58	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Vladimir Kolossovski 42 Rockwood Crescent, Thornhill, ON, L4J 7T2, Canada	61	Treasurer

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

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
---------	----	------	-----	------	------	------------	--------	------------	------
Alex Norton	2014	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0

Vladimir
Kolossovski	2014	0	0	0	0	0	0	0	0
Treasurer	2015	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2013 and as of the date of the filing of this annual report by:

*	each of our executive officers;
*	each director;
*	each person known to us to own more than 5% of our outstanding common stock; and
*	all of our executive officers and directors and as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage
--------------	----------------	--------------------	----------

Common Stock	Alex Norton 42 Rockwood Crescent, Thornhill, ON, L4J 7T2, Canada	60 shares of common stock (director)	67%

	Vladimir Kolossovski 42 Rockwood Crescent, Thornhill, ON, L4J 7T2 Canada	1 shares of common stock (executive officer)	1.3%

The percent of class is based on 2,696 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended May 31, 2015 and 2014, we incurred approximately $0 and $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

AMPERICO CORP.

Dated: December 26, 2019	By:	/s/ Richard DiBiase
Richard DiBiase, President and Chief Executive
Officer and Chief Financial Officer

