Form 10-Q
period 2016-08-31
AMPERICO CORP
filed 2019-12-26
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

☒ Yes ☐ No

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable Date:

Class	Outstanding as of December 16, 2019
Common Stock, $0.001	2,696 Shares

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO CORP.

AMPERICO CORP

BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2016	2016

ASSETS
Current Assets
Cash	-	-
total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$14,970	$14,670
Loans Payable	20,600	20,600
Interest Payable	1,847	1,647
Due to Releted Party	632	632
Total Liabilities	38,049	37,549

Stockholders' Deficit
Common Stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of August 31,	-	-
2016 and May 31, 2016	3	3
Additional paid-in capital	21,797	21,797
Accumulated deficit	(59,849)	(59,349)
Total Stockholders' Deficit	(38,049)	(37,549)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2016	2015

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
General administrative	300	300
Total operating expenses	300	300
Loss from operations	(300)	(300)
Other Income (Expense)
Interest expense	(200)	(200)
Total other income (expense)	(200)	(200)

Net Loss Before Income Taxes	(500)	(500)

Income tax	-	-
Net Loss After Income Taxes	$(500)	$(500)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(0.19)	$(0.19)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Outstanding		Additional Paid-In		Total Stockholders’
	Common	Common Stock	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2015	2,696	$3	$21,797	$(57,349)	$(35,549)

Net loss	-	-	-	(2,000)	(2,000)

Balance as of May 31, 2016	2,696	3	21,797	(59,349)	(37,549)

Net loss	-	-	-	(500)	(500)

Balance as of August 31, 2016 (Unaudited)	2,696	3	21,797	(59,849)	(38,049)

Balance as of May 31, 2014	2,696	$3	$21,797	$(70,317)	$(48,517)

Net loss	-	-	-	12,968	12,968

Balance as of May 31, 2015	2,696	3	21,797	(57,349)	(35,549)

Net loss	-	-	-	(500)	(500)

Balance as of August 31, 2015 (Unaudited)	2,696	$3	$21,797	$(57,849)	$(36,049)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(500)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	300	300
Interest Payable	200	200
Net Cash Used In (Provided By) Operating Activities	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Condensed Financial Statements

August 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of August 31, 2016 the Company had $0 in cash. As of May 31, 2016, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at At August 31, 2016 and May 31, 2016.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for three months ended August 31, 2016 and for the year ended May 31, 2016.

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

NOTE 3 – COMMON STOCK

Common stock:

As of August 31, 2016, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the three months ended August 31, 2016 and the year ended May 31, 2016

As of August 31, 2016, and May 31, 2016, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at August 31, 2016 and May 31, 2016, the Company owes $632 and $632, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of August 31, 2016.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the three months ended August 31, 2016 and the year ended May 31, 2016 consists of the following:

	For the three	For the year
	months ended	ended
	August 31,	May 31,
	2016	2016
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(170)	(680)
State	(17)	(66)
Change in valuation allowance	187	746
Total	$-	$-

For the three months ended August 31, 2016 and the year ended May 31, 2016 the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	For the three	For the year
	months ended	ended
	August 31,	May 31,
	2016	2016
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of August 31, 2016 and May 31, 2016 are as follows:

	For the three	For the year
	months ended	ended
	August 31,	May 31,
	2016	2016
Net operating loss	$500	$2,000
Gross deferred tax assets	500	2,000
Less: Valuation allowance	(500)	(2,000)
Net deferred tax asset	$-	$-

As of August 31, 2016, the Company had a net operating loss carry-forward of approximately $60,000 which may be used to offset future taxable income and begins to expire in 2036. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 16, 2019, there were no pending or threatened lawsuits.

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

REVENUE

There are several ways how the company will generate its profit.

RESULTS OF OPERATIONS

WORKING CAPITAL

	August 31,	May 31,
	2016	2016

Current Assets	$-	$-
Current Liabilities	$38,049	$37,549
Working Capital (Deficit)	$(38,049)	$(37,549)

CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2016	2016

Cash Flows used in Operating Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During the Period	$-	$-

OPERATING REVENUES

We have not generated any revenues since inception.

OPERATING EXPENSES AND NET LOSS

Operating expenses and net loss for the three months ended August 31, 2016 were $500 compared with $500 for the three months ended August 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2016, the Company had cash and total asset balance of $0 compared with cash and total asset balance of $0 as at May 31, 2016.

As of August 31, 2016, the Company had total liabilities of $38,049 compared with total liabilities of $37,549 as at May 31, 2016. The increase in total liabilities was attributed to increases of $300 for increase in accounts payable and accrued expense and $200 in Interest payable.

As of August 31, 2016, the Company had a working capital deficit of $38,049 compared with $37,549 as of May 31, 2016. The increase in working capital deficit was attributed to the expenditures incurred during the period.

CASHFLOW FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2016, the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended August 31, 2015.

CASHFLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. During the three months ended August 31, 2016 and 2016, the Company did not use any cash..

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

