Form 10-Q
period 2017-02-28
AMPERICO CORP
filed 2019-12-26
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 17, 2019
Common Stock, $0.001	2,696

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO CORP.

AMPERICO CORP

BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2017	2016

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$15,570	$14,670
Loans Payable	20,600	20,600
Interest Payable	2,247	1,647
Due to Releted Party	632	632
Total Liabilities	39,049	37,549

Stockholders' Deficit
Common Stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of February 28,	-	-
2017 and May 31, 2016	3	3
Additional paid-in capital	21,797	21,797
Accumulated deficit	(60,849)	(59,349)
Total Stockholders' Deficit	(39,049)	(37,549)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
General administrative	300	300	900	900
Total operating expenses	300	300	900	900
Loss from operations	(300)	(300)	(900)	(900)
Other Income (Expense)
Interest expense	(200)	(200)	(600)	(600)
Total other income (expense)	(200)	(200)	(600)	(600)

Net Loss Before Income Taxes	(500)	(500)	(1,500)	(1,500)

Income tax	-	-	-	-
Net Loss After Income Taxes	$(500)	$(500)	$(1,500)	$(1,500)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(0.19)	$(0.19)	$(0.56)	$(0.56)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Outstanding		Additional Paid-In		Total Stockholders’
	Common	Common Stock	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2015	2,696	$3	$21,797	$(57,349)	$(35,549)

Net loss	-	-	-	(2,000)	(2,000)

Balance as of May 31, 2016	2,696	3	21,797	(59,349)	(37,549)

Net loss	-	-	-	(1,500)	(1,500)

Balance as of February 28, 2017 (Unaudited)	2,696	$3	$21,797	$(60,849)	$(39,049)

Balance as of May 31, 2014	2,696	$3	$21,797	$(70,317)	$(48,517)

Net loss	-	-	-	12,968	12,968

Balance as of May 31, 2015	2,696	3	21,797	(57,349)	(35,549)

Net loss	-	-	-	(1,500)	(1,500)

Balance as of February 29, 2016 (Unaudited)	2,696	$3	$21,797	$(58,849)	$(37,049)

The accompanying notes are an integral part of these consolidated financial statements.

AMPERICO CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
Cash Flows From Operating Activities
Net loss	$(1,500)	$(1,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	900	900
Interest Payable	600	600
Net Cash Used In (Provided By) Operating Activities	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from Related Party	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Financial Statements

February 28, 2017

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

On March 12, 2014, the Company signed a letter of intent to acquire intellectual property through an Intellectual Property License Agreement from SecureCom Plus Limited, a non-related company based in Hong Kong. The closing of the contemplated transactions as per the letter of intent was to occur on or before April 11, 2014. The closing was extended to April 30, 2014 by mutual agreement of all parties, and ultimately did not occur. From May 1, 2014 through February 28, 2017, the Company’s activities consisted solely of seeking other business opportunities and potential merger candidates, none of which materialized.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of February 28, 2017, the Company had $0 in cash. As of February 29, 2016, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at February 28, 2017 and May 31 2016.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for nine months ended February 28, 2017 and for the year ended May 31, 2016.

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

NOTE 3 – COMMON STOCK

Common stock:

As of February 28, 2017, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the nine months ended February 28, 2017 and the year ended May 31, 2016

As of February 28, 2017, and May 31, 2016, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at February 28, 2017 and May 31, 2016, the Company owes $632 and $632, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of February 28, 2017.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the nine months ended February 28, 2017 and the year ended May 31, 2016 consists of the following:

	For the nine	For the year
	months ended	ended
	February 28,	May 31,
	2017	2016
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(510)	(680)
State	(50)	(66)
Change in valuation allowance	560	746
Total	$-	$-

For the nine months ended February 28, 2017 and the year ended May 31, 2016 the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	For the nine	For the year
	months ended	ended
	February 28,	May 31,
	2017	2016
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of February 28, 2017 and May 31, 2016 are as follows:

	For the nine	For the year
	months ended	ended
	February 28,	May 31,
	2017	2016
Net operating loss	$1,500	$2,000
Gross deferred tax assets	1,500	2,000
Less: Valuation allowance	(1,500)	(2,000)
Net deferred tax asset	$-	$-

As of February 28, 2017, the Company had a net operating loss carry-forward of approximately $61,000 which may be used to offset future taxable income and begins to expire in 2036. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of February 28, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Revenue

There are several ways how the company will generate its profit.

RESULTS OF OPERATIONS

WORKING CAPITAL

	February 28,	May 31,
	2017	2016

Current Assets	$-	$-
Current Liabilities	$39,049	$37,549
Working Capital (Deficit)	$(39,049)	$(37,549)

CASH FLOWS

	Nine Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2017	2016

Cash Flows used in Operating Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During the Period	$-	$-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended February 28, 2017 were $1,500 compared with $1,500 for the three months ended February 29, 2016. The decrease is due to the fact that the Company had minimal cash flows and limited costs.

For the nine months ended February 28, 2017, the Company incurred operating expenses and net loss of $1,500 compared with a net loss of $1,500 for the nine months ended February 29, 2016. The decrease in operating expenses was due to the fact that the Company had limited cash flows for operating expenditures in the current period.

Liquidity and Capital Resources

As of February 28, 2017, the Company had cash and total asset balance of $0 compared with cash and total asset balance of

$0 as at May 31, 2016.

As of February 28, 2017, the Company had total liabilities of $39,049 compared with total liabilities of $37,549 as at May 31, 2016. The increase in total liabilities was attributed to increases of $1,500 for outstanding accounts payable and interest payable.

As of February 28, 2017, the Company had a working capital deficit of $39,049 compared with $37,549 as of May 31, 2016. The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2017, the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended February 29, 2016. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either debt advances or from the issuance of equity. During the nine months ended February 28, 2017, the Company did not provide or use any cash from financing activities. During the nine months ended February 29, 2016, the Company did not provide or use any cash from financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of the quarter ended February 28, 2017 and at the date of this quarterly filing. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

________________

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

