Form 10-Q
period 2018-11-30
AMPERICO CORP
filed 2019-12-26
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

☒ Yes ☐ No

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 19, 2019
Common Stock, $0.001	2,696

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

AMPERICO CORP.

AMPERICO CORP

BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2018	2018

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$10,816	$10,216
Loans Payable	35,600	35,600
Interest Payable	3,067	2,067
Due to Releted Party	652	652
Total Liabilities	50,135	48,535

Stockholders' Deficit
Common Stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of November 31,	-	-
2018 and May 31, 2018	3	3
Additional paid-in capital	21,797	21,797
Accumulated deficit	(71,935)	(70,335)
Total Stockholders' Deficit	(50,135)	(48,535)
Total Liabilities and Stockholders' Deficit	$-	$-

 The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
General administrative	300	300	600	600
Total operating expenses	300	300	600	600
Loss from operations	(300)	(300)	(600)	(600)
Other Income (Expense)
Interest expense	(500)	(500)	(1,000)	(1,000)
Total other income (expense)	(500)	(500)	(1,000)	(1,000)

Net Loss Before Income Taxes	(800)	(800)	(1,600)	(1,600)

Income tax	-	-	-	-
Net Loss After Income Taxes	$(800)	$(800)	$(1,600)	$(1,600)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,696	2,696	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(0.30)	$(0.30)	$(0.59)	$(0.59)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Outstanding		Additional Paid-In		Total Stockholders’
	Common	Common Stock	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2017	2,696	$3	$21,797	$(67,135)	$(45,335)

Net loss	-	-	-	(3,200)	(3,200)

Balance as of May 31, 2018	2,696	3	21,797	(70,335)	(48,535)

Net loss	-	-	-	(1,600)	(1,600)

Balance as of November 30, 2018 (Unaudited)	2,696	3	21,797	(71,935)	(50,135)

Balance as of May 31, 2016	2,696	$3	$21,797	$(59,349)	$(37,549)

Net loss	-	-	-	(7,786)	(7,786)

Balance as of May 31, 2017	2,696	3	21,797	(67,135)	(45,335)

Net loss	-	-	-	(1,600)	(1,600)

Balance as of November 30, 2017 (Unaudited)	2,696	3	21,797	(68,735)	(46,935)

The accompanying notes are an integral part of these consolidated financial statements.

AMPERICO CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended November 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,600)	$(1,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	600	600
Interest Payable	1,000	1,000
Net Cash Used In (Provided By) Operating Activities	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Condensed Financial Statements

November 30, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of November 30, 2018, the Company had $0 in cash. As of May 31, 2018, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at November 30, 2018 and May 31 2018.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for six months ended November 30, 2018 and for the year ended May 31, 2018.

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

NOTE 3 – COMMON STOCK

Common stock:

As of November 30, 2018, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the six months ended November 30, 2018 and the year ended May 31, 2018

As of November 30, 2018, and May 31, 2018, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at November 30, 2018 and May 31, 2018, the Company owes $652 and $652, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of November 30, 2018.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the six months ended November 30, 2018 and the year ended May 31, 2018 consists of the following:

	For the six	For the year
	months ended	ended
	November 30,	May 31,
	2018	2018
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(544)	(1,088)
State	(53)	(106)
Change in valuation allowance	597	1,194
Total	$-	$-

For the six months ended November 30, 2018 and the year ended May 31, 2018 the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of November 30, 2018 and May 31, 2018 are as follows:

	For the six	For the year
	months ended	ended
	November 30,	May 31,
	2018	2018
Net operating loss	$1,600	$3,200
Gross deferred tax assets	1,600	3,200
Less: Valuation allowance	(1,600)	(3,200)
Net deferred tax asset	$-	$-

As of November 30, 2018, the Company had a net operating loss carry-forward of approximately $72,000 which may be used to offset future taxable income and begins to expire in 2038. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of November 30, 2018. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Revenue

There are several ways how the company will generate its profit.

RESULTS OF OPERATIONS

WORKING CAPITAL

	November 30,	May 31,
	2018	2018

Current Assets	$-	$-
Current Liabilities	$50,135	$48,535
Working Capital (Deficit)	$(50,135)	$(48,535)

CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2018	2018

Cash Flows used in Operating Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During the Period	$-	$-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended November 30, 2018 were $800 compared with $800 for the three months ended November 30, 2017. The increase is due to the fact that the Company incurred more professional fees in the current period as compared to prior period.

For the six months ended November 30, 2018, the Company incurred operating expenses and net loss of $1,600 compared with $1,600 for the six months ended November 30, 2017. The decrease in operating expenses was due to the fact that the Company had limited cash flows for operating expenditures in the current period.

Liquidity and Capital Resources

As of November 30, 2018, the Company had cash and total asset balance of $0 compared with cash and total asset balance of $0 as at May 31, 2018. The Company has no bank account and only accrues its current expenses.

As of November 30, 2018, the Company had total liabilities of $50,135 compared with total liabilities of $48,535 as at May 31, 2018. The increase in total liabilities was attributed to increases of $1,600 for outstanding accounts payable and interest payable.

As of November 30, 2018, the Company had a working capital deficit of $50,135 compared with $48,535 as of May 31, 2018. The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2018, the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended November 30, 2017 The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. During the six months ended November 30, 2018 the Company did not provide any cash from financing activities. During the six months ended November 30, 2017, the Company did not provide any cash from financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of November 30, 2018. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

