Form 10-Q
period 2019-02-28
AMPERICO CORP
filed 2019-12-27
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO CORP.

AMPERICO CORP

BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2019	2018

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$11,116	$10,216
Loans Payable	35,600	35,600
Interest Payable	3,567	2,067
Due to Releted Party	652	652
Total Liabilities	50,935	48,535

Stockholders' Deficit
Common Stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of February 28,	-	-
2019 and May 31, 2018	3	3
Additional paid-in capital	21,797	21,797
Accumulated deficit	(72,735)	(70,335)
Total Stockholders' Deficit	(50,935)	(48,535)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
General administrative	300	300	900	900
Total operating expenses	300	300	900	900
Loss from operations	(300)	(300)	(900)	(900)
Other Income (Expense)
Interest expense	(500)	(500)	(1,500)	(1,500)
Total other income (expense)	(500)	(500)	(1,500)	(1,500)

Net Loss Before Income Taxes	(800)	(800)	(2,400)	(2,400)

Income tax	-	-	-	-
Net Loss After Income Taxes	$(800)	$(800)	$(2,400)	$(2,400)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(0.30)	$(0.30)	$(0.89)	$(0.89)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Outstanding		Additional Paid-In		Total Stockholders’
	Common	Common Stock	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2017	2,696	$3	$21,797	$(67,135)	$(45,335)

Net loss	-	-	-	(3,200)	(3,200)

Balance as of May 31, 2018	2,696	3	21,797	(70,335)	(48,535)

Net loss	-	-	-	(2,400)	(2,400)

Balance as of February 28, 2019 (Unaudited)	2,696	$3	$21,797	$(72,735)	$(50,935)

Balance as of May 31, 2016	2,696	$3	$21,797	$(59,349)	$(37,549)

Net loss	-	-	-	(7,786)	(7,786)

Balance as of May 31, 2017	2,696	3	21,797	(67,135)	(45,335)

Net loss	-	-	-	(2,400)	(2,400)

Balance as of February 28, 2018 (Unaudited)	2,696	$3	$21,797	$(69,535)	$(47,735)

The accompanying notes are an integral part of these consolidated financial statements.

AMPERICO CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended February 28,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,400)	$(2,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	900	900
Interest Payable	1,500	1,500
Net Cash Used In (Provided By) Operating Activities	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from Related Party	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Financial Statements

February 28, 2019

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

On March 12, 2014, the Company signed a letter of intent to acquire intellectual property through an Intellectual Property License Agreement from SecureCom Plus Limited, a non-related company based in Hong Kong. The closing of the contemplated transactions as per the letter of intent was to occur on or before April 11, 2014. The closing was extended to April 30, 2014 by mutual agreement of all parties, and ultimately did not occur. From May 1, 2014 through February 28, 2019, the Company’s activities consisted solely of seeking other business opportunities and potential merger candidates, none of which materialized.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of February 28, 2019, the Company had $0 in cash. As of February 28, 2018, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at February 28, 2019 and May 31 2018.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for nine months ended February 28, 2019 and for the year ended May 31, 2018.

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

NOTE 3 – COMMON STOCK

Common stock:

As of February 28, 2019, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the nine months ended February 28, 2019 and the year ended May 31, 2018

As of February 28, 2019, and May 31, 2018, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at February 28, 2019 and May 31, 2018, the Company owes $652 and $652, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of February 28, 2019.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the nine months ended February 28, 2019 and the year ended May 31, 2018 consists of the following:

	For the nine	For the year
	months ended	ended
	February 28,	May 31,
	2019	2018
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(816)	(1,088)
State	(79)	(106)
Change in valuation allowance	895	1,194
Total	$-	$-

For the nine months ended February 28, 2019 and the year ended May 31, 2018 the Company's income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	For the nine	For the year
	months ended	ended
	February 28,	May 31,
	2019	2018
Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of February 28, 2019 and May 31, 2018 are as follows:

	For the nine	For the year
	months ended	ended
	February 28,	May 31,
	2019	2018
Net operating loss	$2,400	$3,200
Gross deferred tax assets	2,400	3,200
Less: Valuation allowance	(2,400)	(3,200)
Net deferred tax asset	$-	$-

As of February 28, 2019, the Company had a net operating loss carry-forward of approximately $61,000 which may be used to offset future taxable income and begins to expire in 2038. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of February 28, 2019. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 19, 2019, there were no pending or threatened lawsuits.

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

Revenue

There are several ways how the company will generate its profit.

RESULTS OF OPERATIONS

WORKING CAPITAL

	February 28,	May 31,
	2019	2018

Current Assets	$-	$-
Current Liabilities	$50,935	$48,535
Working Capital (Deficit)	$(50,935)	$(48,535)

CASH FLOWS

	Nine Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2019	2018
Cash Flows used in Operating Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During the Period	$-	$-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the three months ended February 28, 2019 were $2,400 compared with $2,400 for the three months ended February 28, 2018.

For the nine months ended February 28, 2019, the Company incurred operating expenses and net loss of $2,400 compared with a net loss of $2,400 for the nine months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, the Company had cash and total asset balance of $0 compared with cash and total asset balance of $0 as at May 31, 2018.

As of February 28, 2019, the Company had total liabilities of $50,935 compared with total liabilities of $48,535 as at May 31, 2018. The increase in total liabilities was attributed to increases of $2,400 for outstanding accounts payable and interest payable.

As of February 28, 2019, the Company had a working capital deficit of $50,935 compared with $48,535 as of May 31, 2018. The increase in working capital deficit was attributed to the expenditures incurred during the period.

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2019, the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended February 28, 2018. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

Cashflow from Financing Activities

We have financed our operations primarily from either debt advances or from the issuance of equity. During the nine months ended February 28, 2019, the Company did not provide or use any cash from financing activities. During the nine months ended February 28, 2018, the Company did not provide or use any cash from financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of the quarter ended February 28, 2019 and at the date of this quarterly filing. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

