Form 10-K/A
period 2015-05-31
AMPERICO CORP
filed 2019-12-30
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

1

Explanatory Note

This Form 10-K is being amended to include the correct auditor’s opinion

2

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Bitsian Ltd. (formerly Amperico Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitsian Ltd. (formerly Amperico Corp.) (the “Company”) as of May 31, 2015 and 2014, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBITS:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101 *	Interactive data files pursuant to Rule 405 of Regulation S-T (2)

* Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPERICO CORP.

Dated: December 30, 2019	By:	/s/ Richard DiBiase
Richard DiBiase, President and Chief Executive
Officer and Chief Financial Officer

