Form 10-K/A
period 2016-05-31
AMPERICO CORP
filed 2019-12-30
CIK 1554054

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

1

Explanatory Note

This Form 10-K is being amended to include the correct auditors opinion.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Bitsian Ltd. (formerly Amperico Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitsian Ltd. (formerly Amperico Corp.) (the “Company”) as of May 31, 2016 and 2015, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

