Form 10-K
period 2019-05-31
AMPERICO CORP
filed 2019-12-30
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

As of May 31, 2019, the registrant had 2,696 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2019.

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

Since inception through May 31, 2019, the Company has accumulated losses of $113,271.

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

As of May 31, 2019, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of May 31, 2019, the 2,696 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2019 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED MAY 31, 2019 COMPARED TO FISCAL YEAR ENDED MAY 31, 2018

Our net loss for the fiscal year ended May 31, 2019 was $42,936 compared to a net income of $3,200 during the fiscal year ended May 31, 2018.

During fiscal year ended May 31, 2019, the Company did not generate any revenue.

During the fiscal year ended May 31, 2019, we incurred general and administrative expenses of $29,902 and $11,034 of professional fees compared to general and administrative expenses of $1,200 incurred during fiscal year ended May 31, 2018.

Expenses incurred during the fiscal year ended May 31, 2019 compared to fiscal year ended May 31, 2018 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 2,696 for the fiscal year ended May 31, 2019 compared to 2,696 for the fiscal year ended May 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2019

As of May 31, 2019, our total assets were $0 and our total liabilities were $91,471 comprised of accounts payable, loans payable, interest payable and notes payable to related parties.

As of May 31, 2018, our total assets were $0 comprised of cash and cash equivalents and our total liabilities were $48,535. Stockholders' deficit decreased from ($48,535) as of May 31, 2018 to ($91,471) as of May 31, 2019.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2017, net cash flows used by operating activities was $39,736 consisting of a net loss. For the fiscal year ended May 31, 2018, net cash flows used in operating activities were $0.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2019, net cash provided by financing activities was $39,736. For the fiscal year ended May 31, 2018 net cash provided by financing activities was $0.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2019 and May 31, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Bitsian Ltd. (formerly Amperico Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitsian Ltd. (formerly Amperico Corp.) (the “Company”) as of May 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

December 4, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

AMPERICO CORP.

BALANCE SHEETS

At May 31,

	2019	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$11,416	$10,216
Loans payable	25,000	35,600
Interest payable	4,067	2,067
Due to related parties	50,988	652
Total Liabilities	91,471	48,535

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of May 31, 2019 and 2018, respectively	3	3
Additional paid in capital	21,797	21,797
Accumulated deficit	(113,271)	(70,335)
Total Stockholders' Deficit	(91,471)	(48,535)
Total Liabilities and Stockholder's Deficit	$(0)	$(0)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF OPERATIONS

For the Years Ended May 31,

	2019	2018

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
Operating Expenses:
General and administrative	29,902	1,200
Professional fees	11,034	-
Total operating expenses	40,936	1,200
Loss from operations	(40,936)	(1,200)
Other Income (Expense)
Other income	-	-
Interest expense	(2,000)	(2,000)
Total other income (expense)	(2,000)	(2,000)

Net Income (Loss) Before Income Taxes	(42,936)	(3,200)

Income tax	-	-
Net Income (Loss) After Income Taxes	$(42,936)	$(3,200)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,696	2,696
Income (Loss) per Common Share - Basic and Diluted	$(15.93)	$(1.19)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Deficit

Balance as of May 31, 2017	2,696	$3	$21,797	$(67,135)	$(45,335)

Net loss	-	-	-	(3,200)	(3,200)

Balance as of May 31, 2018	2,696	3	21,797	(70,335)	(48,535)

Net loss	-	-	-	(42,936)	(42,936)

Balance as of May 31, 2019	2,696	$3	$21,797	$(113,271)	$(91,471)

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

	2019	2018
Cash Flows From Operating Activities
Net income(loss)	$(42,936)	$(3,200)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,200	1,200
Interest payable	2,000	2,000
Net Cash Provided By (Used In) Operating Activities	(39,736)	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Increase (decrease) in loans payable	(10,600)	-
Increase (decrease) in due to related parties	50,336	-
Net Cash Provided By (Used In) Financing Activities	39,736	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO CORP.

Notes to Financial Statements

May 31, 2019

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

On March 12, 2014, the Company signed a letter of intent to acquire intellectual property through an Intellectual Property License Agreement from SecureCom Plus Limited, a non-related company based in Hong Kong. The closing of the contemplated transactions as per the letter of intent was to occur on or before April 11, 2014. The closing was extended to April 30, 2014 by mutual agreement of all parties, and ultimately did not occur. From May 1, 2014 through May 31, 2019, the Company’s activities consisted solely of seeking other business opportunities and potential merger candidates, none of which materialized.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of May 31, 2019, the Company had $0 in cash. As of May 31, 2018, the Company had $0 in cash.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at May 31, 2019 or 2018.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for years ended May 31, 2019 and 2018.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended May 31, 2018 and 2017:

	For the Year Ended
	May 31,
	2019	2018
Basic loss per common share
Numerator:
Net income(loss) available to common shareholders	$(42,936)	$(3,200)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic Income (loss) per common share	$(15.93)	$(1.19)

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

NOTE 3 – COMMON STOCK

Common stock:

As of May 31, 2019, the Company had authorized a total of 1,000,000,000 shares of common stock, par value $0.001 per share.

There was no common stock issued during the fiscal years ended May 31, 2019 and 2018.

As of May 31, 2019, and 2018, a total of 2,696 shares of common stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at May 31, 2019 and 2018, the Company owes $50,988 and $652, respectively, to the President and Director of the Company for working capital advances.  The amounts owing are unsecured, non-interest bearing, and due on demand. The imputed interest is deemed immaterial as of May 31, 2019.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the years ended May 31, 2019 and 2018 consists of the following:

15

	2019	2018
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(14,598)	(1,088)
State	(1,417)	(106)
Change in valuation allowance	16,015	1,194
Total	$-	$-

For the years ended May 31, 2019 and 2018, the Company's income tax rate computed at the statutory federal rates of 21% and 34%, respectively, differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities as of May 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss	$42,936	$3,200
Amortization of organization costs	-	-
Gross deferred tax assets	42,936	3,200
Less: Valuation allowance	(42,936)	(3,200)
Net deferred tax asset	$-	$-

As of May 31, 2019, the Company had a net operating loss carry-forward of approximately $113,000 which may be used to offset future taxable income and begins to expire in 2039. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of May 31, 2019. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 27, 2019, there were no pending or threatened lawsuits.

NOTE 8 – NAME CHANGE

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

NOTE 9 – SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of May 31, 2019 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.       We did not maintain appropriate cash controls - As of May 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.       We did not implement appropriate information technology controls - As at May 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position
-----------------------	---	--------

Alex Norton	62	President, Chief Executive Officer,
42 Rockwood Crescent,		Secretary, Chief Financial Officer
Thornhill, ON, L4J 7T2,		and Chief Accounting Officer
Canada

Vladimir Kolossovski	65	Treasurer
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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the "Named Executive Officers") at May 31, 2019.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
---------	----	------	-----	------	------	------------	--------	------------	------
Alex Norton	2018	0	0	0	0	0	0	0	0
President	2019	0	0	0	0	0	0	0	0

Vladimir
Kolossovski	2018	0	0	0	0	0	0	0	0
Treasurer	2019	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2019 and as of the date of the filing of this annual report by:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended May 31, 2019 and 2018, we incurred approximately $0 and $0 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

