Form 10-Q/A
period 2018-08-31
AMPERICO LTD
filed 2020-02-03
CIK 1554054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 333-170091

AMPERICO LTD.

 (Exact name of registrant as specified in its charter)

(f/k/a Bitsian Ltd. and f/k/a Amperico Corp.)

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

☒ Yes ☐ No

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable Date:

Class	Outstanding as of January 30, 2020
Common Stock, $0.001	625,002,696 Shares

1

Explanatory Note

This Form 10-Q/A is being amended to reflect the Company’s name change from Amperico Corp. to Bitsian Ltd. (as of the filing date of the Form 10-Q, and the subsequent name change after the filing of the Form 10-Q from Bitsian Ltd. to Amperico Ltd.), basic income (loss) per share (Note 1), the income tax footnote (Note 5), the subsequent event (Note 8), and other minor typographical corrections.

2

AMPERICO LTD.

(f/k/a Bitsian Ltd. and f/k/a Amperico Corp.)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amperico Ltd. (f/k/a Bitsian Ltd. and f/k/a Amperico Corp., the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Amperico" refers to Amperico Ltd. (f/k/a Bitsian Ltd. and f/k/a Amperico Corp.).

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2018	2018

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$10,516	$10,216
Loans Payable	35,600	35,600
Interest Payable	2,567	2,067
Due to Related Party	652	652
Total Liabilities	49,335	48,535

Commitments and Contingencies (Note 7)

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

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED STATEMENTS OF OPERATIONS

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

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

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

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended August 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(800)	$(800)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	300	300
Interest Payable	500	500
Net Cash Provided By (Used In) Operating Activities	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

Notes to Condensed Financial Statements August 31, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Amperico Ltd. (f/k/a Bitsian Ltd. and f/k/a Amperico Corp., the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2011. The Company is a Nevada corporation organized for the purpose of engaging in any lawful business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of August 31, 2018, the Company had $0 in cash. As of May 31, 2018, the Company had $0 in cash.

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

Provision for income taxes consists of federal and state income taxes in the United States. Due to the uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carryforwards and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended August 31, 2018 and 2017:

	For the Three Months Ended
	August 31,
	2018	2017

Basic loss per common share
Numerator:
Net loss available to common shareholders	$(800)	$(300)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic loss per common share	$(0.30)	$(0.11)

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

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 34% to 21% effective January 1, 2018, among others. We will be required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We expect to revise the statutory income tax rate to 21% in fiscal 2018. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end May 31, 2019.

During 2019, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward was approximately $71,135 at August 31, 2018 and $70,335 at May 31, 2018 and will begin to expire in the year 2029.

The Company had deferred income tax assets as of August 31, 2018 and May 31, 2018 as follows:

	August 31, 2018	May 31, 2018
Net operating losses	$71,135	$70,335
Effective rate	21%	21%

Total deferred tax assets	$14,938	$14,770
Less: valuation allowance	(14,938)	(14,770)
	$-	$-

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accruals for interest and penalties since inception. The Company has no tax positions at August 31, 2018 and May 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s 2018 and 2017 U.S. Corporation Income Tax Returns have not been filed and are subject to U.S. Internal Revenue Service examination. A valuation allowance existed as of August 31, 2018, due to the uncertainty of net operating loss utilization based on the Company’s history of losses.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2018. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 13, 2020, there were no pending or threatened lawsuits.

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

On August 7, 2019, the Company, Bitsian, and the Bitsian Shareholders signed a Cancellation Agreement whereby the share exchange agreement was canceled, the 300,000,000 shares of common stock were returned to treasury, and the 100% membership interest in Bitsian was returned to the Bitsian Shareholders.

Coin Trader Ltd. Transaction

On June 11, 2019, the Company issued a total of 300,000,000 shares of common stock to three individuals and two companies (collectively referred to as the “Coin Trader Shareholders”) as full consideration for the acquisition of a 100% interest in Coin Trader Ltd. (hereinafter referred to as "Coin Trader"), a company incorporated and based in the Bahamas. The Company, Coin Trader, and the Coin Trader Shareholders entered into a share exchange agreement on June 7, 2019 whereby the Coin Trader Shareholders exchanged their shares in Coin Trader for shares in the Company. The Coin Trader Shareholders represented a total of 100% of the issued and outstanding share capital in Coin Trader. On August 30, 2019, 60,000,000 shares were returned to treasury.

On October 2, 2019 the Company completed 3 non-brokered private placements at $0.10 per share for a total of $300,000 and subsequently issued 3,000,000 shares of common stock.

On October 7, 2019, the Company issued a total of 297,000,000 shares of common stock to two individuals and ten companies (collectively referred to as the “Green Lite Shareholders”) as full consideration for the acquisition of a 100% interest in Green Lite Analytics LLC (hereinafter referred to as "Green Lite"), a Delaware limited liability company based in New York. The Company, Green Lite, and the Green Lite Shareholders entered into a share exchange agreement on October 7, 2019 whereby the Green Lite Shareholders exchanged their ownership interests in Green Lite for shares in the Company. The Green Lite Shareholders represented a total of 100% of the issued and outstanding share capital in Green Lite.

On October 17, 2019 the Company issued 25,000,000 shares of common stock for consulting services valued at par value of $0.001 per share.

On October 22, 2019 the Company issued 60,000,000 shares of common stock for payment of $460,000 of officer’s compensation.

On December 10, 2019 the Company’s name was changed from Bitsian Ltd. to Amperico Ltd.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2018 to the date these financial statements were available to be issued and has determined that there are no additional material subsequent events to disclose in these financial statements.

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

On-site web analytics measure a visitor's journey once on a specific website. This includes its drivers and conversions; for example, which landing pages encourage people to make a purchase. In online marketing a landing page is a single web page that appears in response to clicking on an advertisement. The landing page will usually display directed sales copy that is a logical extension of the advertisement or link. Our On-site web analytical tool measures and collects data of the performance of a clients' website in terms of a commercial context. This data is compared against key performance indicators for performance and used to improve the client's web site.

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

REVENUE

There are several ways how the company will generate its profit.

RESULTS OF OPERATIONS

WORKING CAPITAL

	August 31,	May 31,
	2018	2018

Current Assets	$-	$-
Current Liabilities	$49,335	$48,535
Working Capital Deficit	$(49,335)	$(48,535)

CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2018	2017

Cash Flows used in Operating Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During the Period	$-	$-

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

CASHFLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. During the three months ended August 31, 2018 and 2017, the Company did not use any cash.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has not generated any revenues as of August 31, 2018. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMPERICO LTD.
(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

Dated: February 3, 2020		/s/ Mark Powers

	By:	MARK POWERS
	Its:	President, Chief Executive Officer and
Chief Financial Officer

