Form 10-Q/A
period 2018-11-30
AMPERICO LTD
filed 2020-02-10
CIK 1554054

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

2

AMPERICO LTD.

 (f/k/a Bitsian Ltd. and f/k/a Amperico Corp.)

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amperico Ltd. (f/k/a Bitsian Ltd. and f/k/a Amperico Corp., the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Amperico" refers to Amperico Ltd. (f/k/a Bitsian Ltd. and f/k/a Amperico Corp.).

4

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2018	2018

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$10,816	$10,216
Loans Payable	35,600	35,600
Interest Payable	3,067	2,067
Due to Related Party	652	652
Total Liabilities	50,135	48,535

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

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(unaudited)

	Shares Outstanding		Additional Paid-In		Total Stockholders’
	Common	Common Stock	Capital	Accumulated Deficit	Deficit
Balance as of May 31, 2017	2,696	$3	$21,797	$(67,135)	$(45,335)

Net loss	-	-	-	(3,200)	(3,200)

Balance as of May 31, 2018	2,696	3	21,797	(70,335)	(48,535)

Net loss	-	-	-	(1,600)	(1,600)

Balance as of November 30, 2018 (Unaudited)	2,696	$3	$21,797	$(71,935)	$(50,135)

Balance as of May 31, 2016	2,696	$3	$21,797	$(59,349)	$(37,549)

Net loss	-	-	-	(7,786)	(7,786)

Balance as of May 31, 2017	2,696	3	21,797	(67,135)	(45,335)

Net loss	-	-	-	(1,600)	(1,600)

Balance as of November 30, 2017 (Unaudited)	2,696	$3	$21,797	$(68,735)	$(46,935)

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

November 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Amperico Ltd. (f/k/a Bitsian Ltd. and a/k/a Amperico Corp., the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2011. The Company is a Nevada corporation organized for the purpose of engaging in any lawful business.

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at November 30, 2018 and May 31, 2018.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the six months ended November 30, 2018 and 2017:

	For the Six Months Ended
	November 30,
	2018	2017

Basic loss per common share
Numerator:
Net loss available to common shareholders	$(1,600)	$(640)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic loss per common share	$(0.59)	$(0.24)

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

There was no common stock issued during the six months ended November 30, 2018 and the year ended May 31, 2018.

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

During 2019, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward was approximately $71,935 at November 30, 2018 and $70,335 at May 31, 2018 and will begin to expire in the year 2029.

The Company had deferred income tax assets as of November 30, 2018 and May 31, 2018 as follows:

	November 30, 2018	May 31, 2018
Net operating losses	$71,935	$70,335
Effective rate	21%	21%
Total deferred tax assets	$15,106	$14,770
Less: valuation allowance	(15,106)	(14,770)
	$-	$-

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accruals for interest and penalties since inception. The Company has no tax positions at November 30, 2018 and May 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s 2018 and 2017 U.S. Corporation Income Tax Returns have not been filed and are subject to U.S. Internal Revenue Service examination. A valuation allowance existed as of November 30, 2018, due to the uncertainty of net operating loss utilization based on the Company’s history of losses.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 30, 2020, there were no pending or threatened lawsuits.

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

On October 17, 2019 the Company issued 25,000,000 shares of common stock for consulting services.

On October 22, 2019 the Company issued 60,000,000 shares of common stock for payment of officer’s compensation.

On December 10, 2019 the Company’s name was changed from Bitsian Ltd. to Amperico Ltd.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2019 to the date these financial statements were available to be issued and has determined that there are no additional material subsequent events to disclose in these financial statements.

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

On-site web analytics measure a visitor's journey once on a specific website. This includes its drivers and conversions; for example, which landing pages encourage people to make a purchase. In online marketing a landing page is a single web page that appears in response to clicking on an advertisement. The landing page will usually display directed sales copy that is a logical extension of the advertisement or link. Our On-site web analytical tool measures and collects data of the performance of a clients’ website in terms of a commercial context. This data is compared against key performance indicators for performance and used to improve the client’s web site.

Our analytical tool includes a small program - applet, that is embedded in our client’s website to collect several parameters like traffic, stay time (the time a visitor spend looking at one page), number of clicks, number of returns to the same page, number of returns to the website, an active sales per 1,000 visits. Also, the visitor will be able to provide structural and free form feedback on each page of the website. The small and not intrusive applet embedded on all pages of our client’s website will provide the means for sending the feedback to the Amperico’s database for WebState analytics and anonymous storage. Information then will be analyzed, compared to the other websites in term of commercial context and a report with recommendations will be generated and sent back to the website owner. The report will contain an area of required improvements and recommendations based on the visitors’ feedback. By following our recommendations clients’ websites will get more visibility, traffic and eventually will lead to more sales.

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

Cashflow from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2018, the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended November 30, 2017. The change in net cash used in operating activities is attributed to the fact that the Company had a decrease in operating activities as compared with the prior period.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMPERICO LTD. (f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

Dated: February 10, 2020		/s/ Mark Powers

	By:	MARK POWERS
	Its:	Chief Executive Officer and
Chief Financial Officer

