Form 10-Q/A
period 2019-02-28
AMPERICO LTD
filed 2020-02-10
CIK 1554054

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

2

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Amperico Corp. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Amperico" refers to Amperico Ltd. (f/k/a Bitsian Ltd. and f/k/a Amperico Corp.).

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

CONDENSED BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2019	2018

ASSETS
Current Assets
Cash	-	-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$11,116	$10,216
Loans Payable	35,600	35,600
Interest Payable	3,567	2,067
Due to Related Party	652	652
Total Liabilities	50,935	48,535

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

AMPERICO LTD.

(f/k/a BITSIAN LTD. and AMPERICO CORP.)

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

February 28, 2019

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

The Company had no assets or liabilities other than derivative liabilities measured at fair value on a recurring basis at February 28, 2019 and May 31, 2018.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the nine months ended February 28, 2019 and 2017:

	For the Nine Months Ended
	February 28,
	2019	2018

Basic loss per common share
Numerator:
Net loss available to common shareholders	$(2,400)	$(2,400)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic loss per common share	$(0.89)	$(0.89)

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

During 2019, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward was approximately $72,735 at February 28, 2019 and $70,335 at May 31, 2018 and will begin to expire in the year 2039.

The Company had deferred income tax assets as of February 28, 2019 and May 31, 2018 as follows:

	February 28, 2019	May 31, 2018

Net operating losses	$72,735	$70,335

Effective rate	21%	21%

Total deferred tax assets	$15,274	$14,770
Less: valuation allowance	(15,274)	(14,770)

	$-	$-

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accruals for interest and penalties since inception. The Company has no tax positions at February 28, 2019 and May 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s 2018, 2017 and 2016 U.S. Corporation Income Tax Returns have not been filed and are subject to U.S. Internal Revenue Service examination. A valuation allowance existed as of February 28, 2019, due to the uncertainty of net operating loss utilization based on the Company’s history of losses.

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

On December 10, 2019 the Company’s name was changed from Bitsian Ltd. to Amperico Ltd.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2019 to the date these financial statements were available to be issued and has determined that there are no additional material subsequent events to disclose in these financial statements.

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

Revenue

There are several ways how the company will generate its profit.

RESULTS OF OPERATIONS

WORKING CAPITAL

	February 28,	May 31,
	2019	2018

Current Assets	$-	$-
Current Liabilities	$50,935	$48,535
Working Capital (Deficit)	$(50,935)	$(48,535)

CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2019	2017
Cash Flows used in Operating Activities	$-	$-
Cash Flows from Financing Activities	$-	$-
Net Decrease in Cash During the Period	$-	$-

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses and net loss for the nine months ended February 28, 2019 were $2,400 compared with $2,400 for the nine months ended February 28, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

