Form 10-K/A
period 2019-05-31
AMPERICO LTD
filed 2020-02-10
CIK 1554054

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

As of January 30, 2020, the registrant had 625,002,696 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 30, 2020.

Explanatory Note

This Form 10-K/A is being amended to modify officers and directors’ disclosure, reflect the Company’s name change from Amperico Corp. to Bitsian Ltd. (as of the filing date of the Form 10-K, and the subsequent name change after the filing of the Form 10-K from Bitsian Ltd. to Amperico Ltd.), the income tax footnote, the subsequent event footnote, disclosure of officers and directors (Item 10), beneficial ownership table (Item 12), auditor compensation for respective audits (Item 14), and other minor typographical corrections.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2019 COMPARED TO FISCAL YEAR ENDED MAY 31, 2018

Our net loss for the fiscal year ended May 31, 2019 was $42,936 compared to a net loss of $3,200 during the fiscal year ended May 31, 2018. During fiscal year ended May 31, 2019 and 2018, the Company did not generate any revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2019

As of May 31, 2019, our total assets were $0 and our total liabilities were $91,471, comprised of accounts payable, loans payable, interest payable and notes payable to related parties.

As of May 31, 2018, our total assets were $0 comprised of cash and cash equivalents and our total liabilities were $48,535. Stockholders' deficit decreased from ($48,535) as of May 31, 2018 to ($91,471) as of May 31, 2019.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2019, net cash flows used by operating activities was $39,736 consisting of a net loss. For the fiscal year ended May 31, 2018, net cash flows used in operating activities were $0.

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

INDEX TO FINANCIAL STATEMENTS

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Amperico Ltd. (formerly Bitsian Ltd. and formerly Amperico Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amperico Ltd. (formerly Bitsian Ltd. and formerly Amperico Corp.) (the “Company”) as of May 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

December 4, 2019 (Except as to Notes 5 and 9, as to which the date is February 10, 2020)

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

AMPERICO LTD..

(f/k/a Bitsian Ltd. and f/k/a Amperico Corp.)

BALANCE SHEETS

At May 31,

	2019	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$11,416	$10,216
Loans payable	25,000	35,600
Interest payable	4,067	2,067
Due to related parties	50,988	652
Total Liabilities	91,471	48,535

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock, $0.001 par value; 1,000,000,000 shares authorized,
2,696 and 2,696 shares issued and outstanding as of May 31, 2019 and 2018, respectively	3	3
Additional paid in capital	21,797	21,797
Accumulated deficit	(113,271)	(70,335)
Total Stockholders’ Deficit	(91,471)	(48,535)
Total Liabilities and Stockholder’s Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

STATEMENTS OF OPERATIONS

For the Years Ended May 31,

	2019	2018

Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
Operating Expenses:
General and administrative	29,902	1,200
Professional fees	11,034	-
Total operating expenses	40,936	1,200
Loss from operations	(40,936)	(1,200)
Other Income (Expense)
Interest expense	(2,000)	(2,000)
Total other income (expense)	(2,000)	(2,000)

Net Loss Before Income Taxes	(42,936)	(3,200)

Income tax	-	-
Net Loss After Income Taxes	$(42,936)	$(3,200)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	2,696	2,696
Loss per Common Share — Basic and Diluted	$(15.93)	$(1.19)

The accompanying notes are an integral part of these financial statements.

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

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

AMPERICO LTD.

(f/k/a BITSIAN LTD. and f/k/a AMPERICO CORP.)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

	2019	2018
Cash Flows From Operating Activities
Net loss	$(42,936)	$(3,200)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,200	1,200
Interest payable	2,000	2,000
Net Cash Used In Operating Activities	(39,736)	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Increase (decrease) in loans payable	(10,600)	-
Increase (decrease) in due to related parties	50,336	-
Net Cash Provided By Financing Activities	39,736	-

Net Increase (Decrease) In Cash	-	-
Cash, Beginning of Period	-	-
Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company has no business operations, and very limited assets or capital resources. The Company’s business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company’s principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company’s business objective, it will not restrict its search to any particular business or industry but may participate in business ventures of essentially any kind or nature.

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

Subsequent to the reporting period of these financial statements, the Company identified an opportunity in the cryptocurrency industry and now has two wholly owned subsidiaries. Refer to NOTE 9 – SUBSEQUENT EVENTS for further detail.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the years ended May 31, 2019 and 2018:

	For the Year Ended
	May 31,
	2019	2018
Basic loss per common share
Numerator:
Net loss available to common shareholders	$(42,936)	$(3,200)
Denominator:
Weighted average common shares outstanding	2,696	2,696

Basic loss per common share	$(15.93)	$(1.19)

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

During 2019, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward was approximately $113,271 at May 31, 2019 and $70,335 at May 31, 2018 and will begin to expire in the year 2029.

The Company had deferred income tax assets as of May 31, 2019 and 2018 as follows:

	May 31, 2019	May 31, 2018
Net operating losses	$113,271	$70,335

Effective rate	21%	21%

Total deferred tax assets	$23,787	$14,770
Less: valuation allowance	(23,787)	(14,770)
	$-	$-

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accruals for interest and penalties since inception. The Company has no tax positions at May 31, 2019 and 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s 2019, 2018 and 2017 U.S. Corporation Income Tax Returns have not been filed and are subject to U.S. Internal Revenue Service examination. A valuation allowance existed as of May 31, 2019, due to the uncertainty of net operating loss utilization based on the Company’s history of losses.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 10, 2020, there were no pending or threatened lawsuits.

NOTE 8 – NAME CHANGES

On April 23, 2019, the Board of Directors and the majority shareholder of the Company approved a Plan of Conversion of the Company from a Nevada corporation into a Bahamas corporation (the “Plan”). The Company filed Articles of Continuation (the “Bahamas Articles of Continuation”) in such form as required by the provisions of Chapter 309, Part VIII, Sections 84-88 of the Bahamas International Business Companies Act, as amended (the “Bahamas Law”) with the Registrar of Companies in the Bahamas as provided in the Bahamas Law, and Articles of Conversion (the “Nevada Articles of Conversion”) in such form as required by the provisions of Section 92A. 205 of the Nevada Revised Statutes (“Nevada Law”) with the Secretary of State of the State of Nevada.

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

On December 10, 2019, the Company’s name was changed from Bitsian Ltd. to Amperico Ltd.

The Company plans to file the foregoing changes with FINRA, but there is no guarantee FINRA will effectuate the changes.

NOTE 9 – SUBSEQUENT EVENTS

Bitsian Inc. Transaction

On June 11, 2019, the Company issued a total of 300,000,000 shares of common stock to seven individuals and two companies (collectively referred to as the “Bitsian Shareholders”) as full consideration for the acquisition of a 100% interest in Bitsian Inc. (hereinafter referred to as “Bitsian”), a Delaware corporation based in New York. The Company, Bitsian, and the Bitsian Shareholders entered into a share exchange agreement on June 7, 2019 whereby the Bitsian Shareholders exchanged their shares in Bitsian for shares in the Company. The Bitsian Shareholders represented a total of 100% of the issued and outstanding share capital in Bitsian.

On August 7, 2019, the Company, Bitsian, and the Bitsian Shareholders signed a Cancellation Agreement whereby the share exchange agreement was canceled, the 300,000,000 shares of common stock were returned to treasury, and the 100% membership interest in Bitsian was returned to the Bitsian Shareholders.

Coin Trader Ltd. Transaction

On June 11, 2019, the Company issued a total of 300,000,000 shares of common stock to three individuals and two companies (collectively referred to as the “Coin Trader Shareholders”) as full consideration for the acquisition of a 100% interest in Coin Trader Ltd. (hereinafter referred to as “Coin Trader”), a company incorporated and based in the Bahamas. The Company, Coin Trader, and the Coin Trader Shareholders entered into a share exchange agreement on June 7, 2019 whereby the Coin Trader Shareholders exchanged their shares in Coin Trader for shares in the Company. The Coin Trader Shareholders represented a total of 100% of the issued and outstanding share capital in Coin Trader. On August 30, 2019, 60,000,000 shares were returned to treasury.

On October 2, 2019 the Company completed 3 non-brokered private placements at $0.10 per share for a total of $300,000 and subsequently issued 3,000,000 shares of common stock.

On October 7, 2019, the Company issued a total of 297,000,000 shares of common stock to two individuals and ten companies (collectively referred to as the “Green Lite Shareholders”) as full consideration for the acquisition of a 100% interest in Green Lite Analytics LLC (hereinafter referred to as “Green Lite”), a Delaware limited liability company based in New York. The Company, Green Lite, and the Green Lite Shareholders entered into a share exchange agreement on October 7, 2019 whereby the Green Lite Shareholders exchanged their ownership interests in Green Lite for shares in the Company. The Green Lite Shareholders represented a total of 100% of the issued and outstanding share capital in Green Lite.

On October 17, 2019 the Company issued 25,000,000 shares of common stock for consulting services.

On October 22, 2019 the Company issued 60,000,000 shares of common stock for payment of officer’s compensation.

On December 10, 2019, the Company’s name was changed from Bitsian Ltd. to Amperico Ltd.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2019 to the date these financial statements were available to be issued and has determined that there are no additional material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had previously dismissed D. Brooks and Associates CPA’s, P.A. (the “Former Accounting Firm”) as its independent registered public accounting firm, effective November 8, 2019. As described herein, the change in independent registered public accounting firm is not the result of any disagreement with the Former Accounting Firm.

On November 8, 2019, the Company engaged Boyle BPA, LLC (the “New Accounting Firm”) as our independent registered public accounting firm for the year ended May 31, 2019. The Board made the decision to engage the New Accounting Firm acting under authority delegated to it, and the Board of Directors approved the same on November 8, 2019.

The Company has not consulted with the New Accounting Firm during our two most recent fiscal years or during any subsequent interim period prior to November 8, 2019 (the date of the New Accounting Firm’s appointment), regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided to us nor oral advice was provided that the New Accounting Firm concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019 using the criteria established in “ Internal Control — Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.       We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.       We did not maintain appropriate cash controls — As of May 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.       We did not implement appropriate information technology controls — As at May 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Nicholas Thompson (a) 574803 Arbor Club Way Boca Raton, FL 33433	54	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Carmen Joseph Carbona (b) 937 Old Turnpike Road Skanesateles, NY 13252	59	President, Secretary, Treasurer and Director
Richard DiBiase (c) 1804 Brackenhurt Place Lake Mary, FL 32746	48	President, Vice President, Treasurer, Secretary and Director
Raakhee Miller (d) 1540 Internatioinal Pkwy Suite 2000 Lake Mary, FL 32746	43	President, Treasurer and Director
Mark Powers (e) 1540 Internatioinal Pkwy Suite 2000 Lake Mary, FL 32746	23	President, Vice President, Treasurer, Secretary and Director

(a) Mr. Thompson served as President, Chief Executive Officer, Chief Financial Officer and Director from April 4, 2017 through January 3, 2019 and as Treasurer and Secretary from March 12, 2014 through January 3, 2019.
(b) Mr. Carbona served from January 3, 2019 through March 19, 2019.
(c) Mr. DiBiase served as President and Treasurer from March 19, 2019 through May 13, 2019, Secretary and Director from March 19, 2019 through January 3, 2020, Vice President from May 13, 2019 through January 3, 2020, President from July 31, 2019 through January 3, 2020, and Treasurer from October 29, 2019 through January 3, 2020.
(d) Mr. Miller served as President and Director from May 13, 2019 through July 31, 2019 and Treasurer from May 13, 2019 through October 29, 2019.
(e) Mr. Powers was appointed on January 3, 2020.

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Nicholas Thompson served as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director over various periods. Mr. Thompson had been involved with the Company in the same capacities from March 12, 2014 through January 28, 2017. Mr. Thompson has acted as an independent management consultant to small and medium sized businesses focusing on the development of strategies for product launches, executive placement, business modeling and business funding requirements.

Carmen Joseph Carbona served as President, Secretary, Treasurer and Director. Mr. Carbona has been employed by Health Direct, a division of Kinney Drugs, since July 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes, clinics, etc. in central New York with pharmaceutical supplies. From March 5, 2019 to present he is President of Pacific Blue Energy Corp.

Richard DiBiase served as President, Vice President, Secretary, Treasurer and Director over various periods. Mr. DiBiase has honed his skills over 15+ years of experience in financial markets. He has successfully managed an eight-figure diversified portfolio while conducting thorough company research and advanced analytics. Mr. DiBiase currently manages an extensive global network of marketing specialists, brokers, and market makers and has the ability to publicly list corporate stocks on a vast array of domestic and internationally recognized stock exchanges. He has a strong track record of identifying a number of start-ups that have yielded significant returns.

Raakhee Miller served as President and Director over various times. Ms. Miller is a Business Development and early stage product strategy specialist. She has 20+ years of capital markets experience, holding leadership positions at Goldman Sachs, Morgan Stanley, Macquaire, and SunGard(FIS). She has leveraged decades of bank side experience to develop targeted operational and go-o-market strategies for fintech startups including ERIS Digital, Neuensic and BlueSea. She grew up and has been living in NYC since 2001.

Mark Powers was appointed as President, Vice President, Treasurer, Secretary and Director on January 3, 2020. Mr. Powers is a 23-year veteran of Wall Street has extensive experience in private equity and multi asset institutional program and electronic trading. Mr. Powers has worked in investment banking at Deutsche Morgan Grenfell and has held several senior level management positions on the electronic trading side for firms such as Instinet, Citi, Lime Brokerage, and the Bank of Montreal. In the private equity space, Mr. Powers has held senior positions at Pi Capital and Pluris Capital. Mr. Powers in depth knowledge of the multi asset global electronic trading landscape will allow him to apply his expertise to the cryptocurrency marketplace and facilitate growth for Amperico. The complexities of the crypto marketplace mirror the early years of the equity marketplace which Mark has a keen understanding of which will allow us to grow exponentially. Mr. Powers has a Bachelor of Arts from the University of Delaware and a MBA and Juris Doctor from Villanova University.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole officer and director, Mark Powers, whom currently devotes approximately twenty hours per week to Company matters. We intend to hire employees on an as needed basis.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) at May 31, 2019.

					Non-Equity	Nonqualified
Name and					Incentive	Deferred
Principal				Stock	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Totals
Nicholas Thompson (a)	2019	$-	$-	$-	$-	$-	$-	$-
CEO, CFO and Director	2018	$-	$-	$-	$-	$-	$-	$-

Carmen Joseph Carbona (b)	2019	$-	$-	$-	$-	$-	$-	$-

Richard DiBiase (c)	2019	$-	$-	$-	$-	$-	$-	$-

Raakhee Miller (d)	2019	$-	$-	$-	$-	$-	$-	$-

(a) Appointed to initial position on March 12, 2014 and resigned from all positions on January 3, 2019.
(b) Appointed to initial position on January 3, 2019 and resigned from all position on March 19, 2019.
(c) Appointed to initial position on March 19, 2019 and resigned from all positions on January 3, 2020.
(d) Appointed to initial position on May 13, 2019 and resigned from all positions on October 29, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2019 and as of the date of the filing of this annual report by:

*	each of our executive officers;

*	each director;

*	each person known to us to own more than 5% of our outstanding common stock; and

*	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of benneficial ownership	Percentage
Common Stock	Brown Door Inc.	60,000,000 shares of common stock	9.6%
Common Stock	Double D Capital LLC	75,000,000 shares of common stock	12.0%
Common Stock	MJCO LLC	68,000,000 shares of common stock	10.9%
Common Stock	Raymond Carapella	60,000,000 shares of common stock	9.6%
Common Stock	RexL Technologies LLC	64,500,000 shares of common stock	10.3%
Common Stock	Richard DiBiase	57,201,800 shares of common stock	9.2%
Common Stock	Thad Crane	60,000,000 shares of common stock	9.6%

The percentages above are calculated based on 625,002,696 shares of our common stock issued and outstanding as of January 14, 2020. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Amperico Ltd Cave Village Business Centre Suite 1 B New Providence, Nass Bahamas

The percent of class is based on 625,002,696 shares of common stock issued and outstanding as of January 30, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended May 31, 2019 and 2018, we incurred approximately $3,000 and $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMPERICO LTD.

Dated: February 10, 2020	By:	/s/ Mark Powers
Name: Mark Powers
Title: President and Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Powers		February 10, 2020
Mark Powers	Director

